Form 10-Q
period 1995-01-01
SEQUOIA SYSTEMS INC
filed 1995-02-14
CIK 724621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the Quarter Ended January 1, 1995

                        Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
            (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                     04-2738973
- - --------                                                     ----------
(State or Other Jurisdiction                                 I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

400 Nickerson Road, Marlborough, Massachusetts               01752
- - ----------------------------------------------               -----
(Address of Principal Executive Offices)                     (Zip code)

Registrant's telephone number, including area code           (508) 480-0800
                                                             --------------

          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $0.40 par value
                         -----------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES  X             NO
                ---               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at January 31, 1995
        -----                             -------------------------------
        Common Stock, $.40 par value                  9,866,956

CONSOLIDATED BALANCE SHEETS               SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

ASSETS                                                                            January 1,          June 30,
                                                                                     1995               1994
                                                                                 (unaudited)
                                                                              ------------------------------------
Current Assets:
  Cash and cash equivalents                                                      $19,613,549         $20,740,826
  Accounts receivable, net of allowance for doubtful accounts
   of $1,238,000 at January 1, 1995 and $1,399,000 at June 30, 1994                5,829,422           4,556,618
  Accounts receivable from related parties                                            78,537             845,940
  Current portion of long-term accounts receivable                                      --                50,000
  Inventories                                                                      6,292,734           3,431,456
  Other current assets                                                               572,950             522,450
                                                                              ------------------------------------
                        Total  current assets                                     32,387,192          30,147,290
                                                                              ------------------------------------

Equipment and Improvements, at cost:
  Computer equipment                                                               9,332,856           8,708,812
  Machinery and equipment                                                          2,336,909           2,176,185
  Equipment under capital lease                                                    2,665,660           2,665,660
  Furniture and fixtures                                                             558,534             538,361
  Leasehold improvements                                                             685,827             649,192
                                                                              ------------------------------------
                                                                                  15,579,786          14,738,210
  Less - Accumulated depreciation and amortization                                13,269,088          12,288,662
                                                                              ------------------------------------
                                                                                   2,310,698           2,449,548
                                                                              ------------------------------------

Other Assets                                                                         381,098             213,634
                                                                              ------------------------------------
Total Assets                                                                     $35,078,988         $32,810,472
                                                                              ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations                                      $117,492            $111,646
  Accounts payable                                                                 1,401,463           1,889,621
  Accrued expenses                                                                 7,212,011           6,345,133
  Deferred revenue                                                                   873,053             813,375
                                                                              ------------------------------------
                        Total current liabilities                                  9,604,019           9,159,775
                                                                              ------------------------------------

Obligations Under Capital Lease, net of current portion                              130,116             190,360
                                                                              ------------------------------------

Stockholders' Equity:
Preferred stock, $.40 par value:
  Authorized--11,453,000 shares at January 1, 1995 and June 30, 1994
  Issued--none
Common stock, $.40 par value:
  Authorized--25,000,000 shares at January 1, 1995 and June 30, 1994
  Issued and outstanding 9,841,043 shares at January 1, 1995,
  and 9,811,000 shares at June 30, 1994                                            3,936,417           3,924,400
Additional paid-in capital                                                        79,855,000          79,782,064
Accumulated deficit                                                              (58,446,564)        (60,246,127)
                                                                              ------------------------------------
                        Total stockholders' equity                                25,344,853          23,460,337
                                                                              ------------------------------------
Total Liabilities and Stockholders' Equity                                       $35,078,988         $32,810,472
                                                                              ====================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

                                                  For the three months ended,       For the six months ended,
                                                   January 1,   January 2,            January 1,    January 2,
                                                      1995         1994                  1995          1994
                                                  --------------------------        ---------------------------
Revenues
   System                                           $8,292,838   $7,460,934           $14,359,372   $14,446,228
   Service                                           3,678,530    3,611,331             7,477,408     6,883,755
   Other                                                 --           8,062                11,981       145,550
                                                  --------------------------        ---------------------------
         Total revenues                             11,971,368   11,080,327            21,848,761    21,475,533

Cost of Revenues
   System                                            3,244,618    2,818,349             5,831,819     5,749,363
   Service and other                                 1,963,034    1,553,777             3,970,843     3,104,120
                                                  --------------------------        ---------------------------
         Total cost of revenues                      5,207,652    4,372,126             9,802,662     8,853,483

         Gross profit                                6,763,716    6,708,201            12,046,099    12,622,050

Research and Development Expenses                    2,077,454    1,847,402             3,983,599     3,757,203
Selling, General and Administrative Expenses         3,498,978    2,475,944             6,621,036     5,020,230
                                                  --------------------------        ---------------------------
         Total operating expenses                    5,576,432    4,323,346            10,604,635     8,777,433

         Income from operations                      1,187,284    2,384,855             1,441,464     3,844,617

Interest Income                                        186,240       72,398               391,126       149,010
Interest Expense                                        (6,343)     (24,735)              (14,507)      (99,000)
Other Income (Expense)                                  72,901      (55,243)               84,400       (45,749)
                                                  --------------------------        ---------------------------
         Income before provision for income taxes    1,440,082    2,377,275             1,902,483     3,848,878

Provision for Income Taxes                              90,000        --                  110,000        --
                                                  --------------------------        ---------------------------
         Net income                                 $1,350,082   $2,377,275            $1,792,483    $3,848,878
                                                  ==========================        ===========================

Net Income Per Common and Common Share Equivalent        $0.13        $0.24                 $0.17         $0.41
                                                  ==========================        ===========================

Weighted Average Number of Common and Common Share
   Equivalents Outstanding                          10,236,268   10,001,123            10,300,382     9,445,105
                                                  ==========================        ===========================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

For the six months ended,                                               January 1,    January 2,
                                                                          1995          1994
                                                                       --------------------------
Cash Flows From Operating Activities:
   Net Income                                                            $1,792,483   $3,848,878
Adjustments to reconcile net income to
  net cash provided by (used in ) operating activities--
   Depreciation                                                             980,426    1,177,612
   Amortization                                                             107,315       16,584
   Provision for bad debts                                                   75,000          --
   Changes in assets and liabilities:
        Accounts receivable                                              (1,163,415)    (150,060)
        Accounts receivable from related parties                            767,403       43,913
        Accounts receivable, long-term                                          --        50,000
        Inventories                                                      (2,861,278)     786,957
        Other current assets                                                (50,500)     157,217
        Accounts payable                                                   (488,157)     582,604
        Accrued expenses                                                    866,879     (107,613)
        Deferred revenue                                                    (74,711)    (519,248)
                                                                       --------------------------
              Net cash provided by (used in)
                 operating activities                                       (48,555)   5,886,844
                                                                       --------------------------
Cash Flows From Investing Activities:
   Purchase of equipment and improvements                                  (841,574)    (405,652)
   Decrease (increase) in other assets                                     (274,779)     139,170
                                                                       --------------------------
              Net cash provided by (used in)
                 investing activities                                    (1,116,353)    (266,482)
                                                                       --------------------------

Cash Flows From Financing Activities:
   Repayment of obligations under capital leases                            (54,399)    (139,070)
   Proceeds from issuance of common stock                                    84,953       42,879
                                                                       --------------------------
              Net cash provided by (used in) financing activities            30,554      (96,191)
                                                                       --------------------------
Effect of exchange rates on cash                                              7,077          --
Net Increase (Decrease) in Cash and Cash Equivalents                     (1,127,277)   5,524,171

Cash and Cash Equivalents, beginning of year                             20,740,826   10,639,494
                                                                       --------------------------

Cash and Cash Equivalents, end of year                                  $19,613,549  $16,163,665
                                                                       ==========================

Supplemental Disclosures of Noncash Investing
   and Financing Activities:
   Issuance of convertible preferred stock in settlement
        of class action lawsuit                                                 --    $2,875,000
   Release of restricted cash for:
        Class action settlement                                                 --    $1,000,000
        Repayment of note payable to bank                                       --    $1,950,000
        Repayment of obligations under capital leases                           --    $1,039,249

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
        Interest                                                             $6,343     $155,240
        Income taxes paid (refunds received)                                $30,000    ($171,531)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
              (unaudited)


NOTE 1        BASIS OF PRESENTATION
- - ------

  The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, filed with the Commission on September 7, 1994, as amended by Amendment No. 1 on Form 10 K/A, filed with the Commission on October 27, 1994, and as further amended by Amendment No. 2 on Form 10-K/A, filed with the Commission on February 10, 1995.

  This information includes all adjustments, (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the six months ended January 1, 1995, are not necessarily indicative of results to be expected for the entire year.



NOTE 2        INVENTORIES
- - ------

  Inventories are stated at the lower of cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:

                   January 1,    June 30,
                      1995         1994
                   -----------  -----------
Raw materials       $  672,602   $  507,457
Work-in-process      2,778,506    1,500,078
Finished goods       2,841,626    1,423,921
                    ----------   ----------
                    $6,292,734   $3,431,456
                    ==========   ==========

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
              (unaudited)


NOTE 3   NET INCOME PER SHARE
- - ------

  For the three and six month periods ended January 1, 1995, and January 2, 1994, respectively, net income per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are not separately stated as they are substantially the same. For the three and six month periods ending January 2, 1994, common and common share equivalents included 743,144 equivalent shares associated with the Company's then outstanding convertible preferred stock. Subsequent to January 2, 1994, these shares were converted and have been included as common stock outstanding in determining Earnings Per Share for the three and six months ended January 1, 1995.



NOTE 4   NOTE PAYABLE TO BANK
- - -------

  On March 22, 1994, the Company and State Street Bank and Trust Company entered into a credit agreement which provides for maximum borrowings of $10,000,000. Borrowings under this agreement bear interest at the rate of prime to prime plus 1%, dependent on certain ratios. The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on May 31, 1995. At January 1, 1995, no amount was outstanding under this agreement.



NOTE 5   LEGAL PROCEEDINGS
- - ------

  On May 8, 1992, the Commission notified the Company that the Commission's staff had begun an informal investigation with respect to the Company's revenue recognition policies. On September 28, 1992, after receiving certain documentation and information requested from the Company, the Commission notified the Company that the Commission had entered a formal order of investigation with respect to these matters. The Company and the Commission have reached a preliminary settlement pursuant to which the Company will make no monetary payment. The preliminary settlement is subject to the approval of the Commission.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
              (unaudited)


NOTE 6         SIGNIFICANT CUSTOMERS
- - ------

  During the three months ended January 1, 1995, sales to two customers, CSC Healthcare Systems (a subsidiary of Computer Sciences Corporation) at 22% of revenues and Bell Atlantic Corporation ("Bell Atlantic) at 12% of revenues, represented 34% of total revenues. During the six months ended January 1, 1995, sales to two customers, CSC Healthcare Systems at 21% of revenues and KHP Services, Inc. at 10% of revenues, represented 31% of total revenues. During the three and six month periods ended January 2, 1994, sales to one customer, CSC Healthcare Systems, represented 20% and 18%, respectively, of total revenues.


NOTE 7         SUBSEQUENT EVENT
- - ------

  On November 9, 1994, the Company and its acquisition subsidiary entered into a definitive merger and stock purchase agreement with SPCO, Inc. and Keystone
International, Inc.   Under the agreement, the Company will issue approximately
5.3 million shares of its common stock to acquire all of the closely-held shares of Texas Microsystems Inc. and its affiliates. The Company intends to account for the transaction as a pooling of interests. Completion of the transaction is subject to approval by Sequoia shareholders and various other conditions. If approved, the transaction is expected to be consummated in March, 1995. On December 23, 1994, in connection with this proposed transaction, the Company filed preliminary proxy materials with the Commission to be used in connection with a Special Meeting of Sequoia shareholders.


  On July 1, 1994 the Company reached agreement with Tricom Group Pty Ltd. ("Tricom") and purchased selected assets and the ongoing business operations of its joint venture with Tricom for cash totaling $1.1 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

REVENUES
- - --------

The Company's revenues increased by 8% to $11,971,000 for the three months ended January 1, 1995 from $11,080,000 for the three months ended January 2, 1994. The higher revenue resulted from an 11% increase in sales of products and a 2% increase in customer services revenues. The higher revenue was largely a result of the Company's acquisition on July 1, 1994 of selected assets and the ongoing business operations of its former Australian distributor by a newly formed Australian subsidiary. This subsidiary contributed $2,377,000 in product and service revenues for the three months ended January 1, 1995 versus $261,000 contributed by the Australian distributor in the comparative three months ended January 2, 1994.

The Company's revenues increased by 2% to $21,849,000 for the six months ended January 1, 1995 from $21,476,000 for the six months ended January 2, 1994. This is attributable to a 9% increase in customer service revenues offset by a less than 1% decrease in product revenues. For the six months ended January 1, 1995, the Company's Australian subsidiary contributed $3,098,000, or 14% of total revenues versus $373,000, or 2% of total revenues, contributed by the Australian distributor in the comparative six months ended January 2, 1994.

The Company's product revenues for the three and six month periods primarily consisted of sales of expansion systems and upgrades to existing customers. For the first half of fiscal 1995 there were three system sales resulting in $1,169,000 in revenues representing two new customers. Sales of VME-based technology, first introduced in the third quarter of fiscal 1994, comprised 51% and 56% of total product revenues in the first three and six months periods of fiscal 1995. Revenues from customer service increased by 2% and 9% to $3,679,000 and $7,477,000, respectively, for the three and six months ended January 1, 1995 from $3,611,000 and $6,884,000, respectively, for the three and six months ending January 2, 1994. These increases were largely attributable to the additional revenues provided by the new Australian subsidiary.

During the three and six months ended January 1, 1995, 69% and 66% of the Company's revenues, respectively was derived from the sale of products, including the licensing of associated software, and 31% and 34% of revenues were derived from service. During the three and six months ended January 2, 1994, 67% of the Company's revenues were derived from the sale of products, including the licensing of associated software, and 33% of revenues were derived from service and other.

During the three months ended January 1, 1995, sales to two customers, CSC Healthcare Systems (a subsidiary of Computer Sciences Corporation) at 22% of revenues and Bell Atlantic Corporation at 12% of revenues, represented 34% of total revenues. During the six months ended January 1, 1995, sales to two customers, CSC Healthcare Systems at 21% of revenues and KHP Services, Inc. at 10% of revenues, represented 31% of total revenues. During the three and six month periods ended January 2, 1994, sales to one customer, CSC Healthcare Systems, represented 20% and 18%, respectively, of total revenues.

Most recently, system revenues consisted of sales of expansion systems, or upgrades, to existing customers with increased information processing requirements rather than system sales to new customers. While sales of expansion systems have provided a reliable source of revenues during periods when sales to new customers have been particularly slow, those revenues could decline if the Company failed to develop attractive, competitively priced upgrade features and products for existing customers or if the Company were unable to increase the size of its installed base.

The Company's ability to maintain or increase its level of revenues in the future will primarily depend on the successful introduction of new products, the ability to add new customer accounts, and a continued high level of upgrade sales. The Company's future success will also depend in part on the ability of current and the willingness of future licensees to develop products and technology that may be marketed and sold by the Company, or which provide royalty income for the Company.


GROSS MARGIN
- - ------------

The Company's gross margin decreased to 57% and 55%, respectively, for the three and six months ended January 1, 1995 as compared to 61% and 59% for the three and six months ended January 2, 1994. The decrease in gross margin was due in large part to decreases in customer service margins to 47% for the three and six months ended January 1, 1995 compared to 57% and 56% for the three and six months ended January 2, 1994. This is caused by lower service pricing on VME-based products and increases in staffing within both the product support and the recently-formed professional services group which has not contributed substantially to revenues due to its start-up status.

RESEARCH AND DEVELOPMENT EXPENSES
- - ---------------------------------

The Company's research and development expenses increased 12% and 6% to $2,077,000 and $3,984,000, respectively, for the three and six months ended January 1, 1995 from $1,847,000 and $3,757,000 for the three and six months ended January 2, 1994. These increases resulted in part from investments made to support the joint development program with Novell, Inc. and prototype expenses associated with new products. Research and development expenses as a percentage of revenues remained relatively unchanged at 17% for each three month period and 18% for each six month period.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
- - ---------------------------------------------

Selling, general, and administrative expenses increased 41% and 32% for the three and six months ended January 1, 1995 to $3,499,000 and $6,621,000 from $2,476,000 and $5,020,000, respectively, for the three and six months ended January 2, 1994. These increases were the result of personnel increases, expenses incurred by the Australian subsidiary which had not yet been formed in fiscal 1994 and increased advertising. Personnel increases were primarily to expand distribution channels in the U.S. and Australia, to invest in marketing and to strengthen management information resources. In addition, the Company expended $440,000 in the first six months of fiscal 1995 for legal, accounting, and printing costs incurred in connection with the pending merger transaction, and expects to incur additional related costs through the consummation of the pending merger which is expected in March 1995.


OPERATING INCOME
- - ----------------

The Company reported operating profits of $1,187,000 and $1,441,000 during the three and six months ended January 1, 1995, as compared to operating profits of $2,385,000 and $3,845,000 during the three and six months ended January 2, 1994. The decreases in operating profit were primarily the result of reduced service margins and increased operating expenses.

INTEREST INCOME (EXPENSE)
- - -------------------------

The Company had net interest income of $180,000 and $377,000 for the three and six month periods ended January 1, 1995 compared to interest income of $48,000 and $50,000, respectively, for the same periods ended January 2, 1994. The increase in net interest income resulted from higher cash and short-term investment balances at higher interest rates, and lower capital lease obligations during the three and six months ended January 1, 1995.

OTHER INCOME (EXPENSE)
- - ----------------------

Other income (expense) for the three and six months ended January 1, 1995 and January 2, 1994 reflect the impact of foreign currency translation.

INCOME TAXES
- - ------------

The Company booked provisions for income taxes in the three and six months ended January 1, 1995 of $90,000 and $110,000 for federal alternative minimum tax and state minimum tax requirements. The Company had no state or federal income tax liability for the three and six months ended January 2, 1994.



LIQUIDITY AND CAPITAL RESOURCES

At January 1, 1995, the Company had cash and cash equivalents and working capital of $19,614,000 and $22,783,000, respectively, compared to cash and cash equivalents and working capital of $20,741,000 and $20,988,000 at June 30, 1994. The reduction in cash was due primarily to the acquisition of net assets of the Company's Australian distributor on July 1, 1994 for $1,100,000. The increase in working capital was due predominantly to higher levels of inventories and receivables at January 1, 1995.

At January 1, 1995, the Company's net accounts receivable totaled $5,908,000 as compared to $5,453,000 at June 30, 1994. The Company's days sales outstanding at January 1, 1995, calculated on net accounts receivable, was 45 days compared to 38 days at June 30, 1994.

Inventories have increased to $6,293,000 at January 1, 1995 from $3,431,000 at June 30, 1994, due to the purchase of inventory for $1,100,000 as part of the acquisition of the Australian distributor and the procurement of inventories associated with the introduction of new products. The Company expects to be able to continue to manage its inventory at current levels throughout fiscal 1995, unless there are significant deviations from planned revenue levels.

Capital expenditures during the six months ended January 1, 1995 were primarily for computer equipment, software licenses, and the capitalization of internally manufactured systems, and totaled $842,000 compared with $406,000 for the six months ended January 2, 1994.

At January 1, 1995, the Company had remaining obligations of approximately $275,000 for leases and engineering service contracts related to its restructuring charge in December 1992. The Company believes that the ultimate settlement of these remaining obligations related to the restructuring will not materially impact the Company's liquidity.

On March 22, 1994, the Company and State Street Bank and Trust Company entered into a credit agreement which provides for maximum borrowings of $10,000,000. Borrowings under this agreement bear interest at the rate of prime to prime plus 1%, and are dependent on the Company's achievement of certain financial ratios. The Company is required to meet specific covenants throughout the duration of this agreement which expires on May 31, 1995. Available borrowings under this agreement are subject to a borrowing base formula. At January 1, 1995, no amounts were outstanding under this agreement. The Company plans to renegotiate its existing credit line and increase availability in association with the pending merger with Texas Microsystems Inc. and its affiliates. The Company believes that the present cash and cash equivalents balances and cash flows from operations are adequate to meet foreseeable cash requirements including transaction costs relating to the consummation of the pending merger.

                                    Part II
                               Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

          10.1 Software Services Agreement, dated as of April 16, 1992, as amended on March 19, 1993 and June 4, 1994, between the Company and ICIM International, Inc.

          (b)   Reports on Form 8-K
                None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    February 10, 1994


Sequoia Systems, Inc.

By:  /s/ Richard B. Goldman
     ----------------------
Richard B. Goldman
Vice President of Finance,
Chief Financial Officer