Form 10-K/A
period 1994-06-30
SEQUOIA SYSTEMS INC
filed 1995-02-21
CIK 724621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K /A

       AMENDMENT NO. 2 TO ANNUAL REPORT TO SECTION 13 OR 15(D) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1994
                    ---------------------------------------

                         Commission File Number 0-18238
                         ------------------------------

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                   04-2738973
- --------                                                   ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

400 Nickerson Road, Marlborough, Massachusetts             01752
- ----------------------------------------------             -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:        (508) 480-0800
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $0.40 per share

        Securities registered pursuant to Section 12(g) of the Act: NONE

       Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES  X                              NO
               -----                              -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate aggregate market value of the voting stock held by non-affliates of the Registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on January 31, 1995, was $32,497,966.

       The number of shares outstanding of the Registrant's common stock, $.40 par value per share, as of January 31, 1995, was approximately 9,866,956.

                                           Page 1 of 43 pages
                                           Exhibit Index appears on p.    .
                                                                      -----

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  YEARS ENDED JUNE 30, 1993 AND 1994

  REVENUES
  --------

  The Company's revenues increased 9% from $41,019,000 in fiscal 1993 to $44,765,000 in fiscal 1994. The increase was primarily due to an 18% increase in Customer Service revenues from $11,571,000 to $13,636,000 and the receipt of a $1,500,000 software license fee from Toshiba Corporation. System revenues during 1994 consisted primarily of sales of expansion systems and upgrades to existing customers. System revenues which were relatively unchanged as compared to 1993 reflected an increase in sales of expansion systems and upgrades offset by a reduction in computer systems sold to new customers. Total fiscal 1994 system and upgrade revenues increased 1.3% over fiscal 1993. During the third quarter of fiscal 1994, the Company's VME technology was introduced. VME based products accounted for 40% of fourth quarter total system and system upgrade revenues, and 23% of total system and system upgrade revenues for the full fiscal year.

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

  The Company's ability to maintain or increase its level of revenues in the future will primarily depend on a sustained level of expansion systems or upgrade sales, the successful introduction of new products, the ability to add new systems and new customer accounts, and a continued technology licensing revenue stream.

  During fiscal 1993 and 1994, 71% and 66%, respectively, of the Company's revenues were derived from the sale of computer systems and system upgrades, including the licensing of associated operating software. In fiscal 1993 and 1994, 28% and 30%, respectively, were derived from service and 1% and 4%, respectively, were derived from other revenue including rental revenues and technology licensing fees.

  In fiscal 1993 and 1994, sales to one customer exceeded 10% of revenues. In fiscal 1993, Ultimate Corporation represented 14% of the Company's revenues in the amount of $5,735,000. In fiscal 1994, CSC Healthcare Systems, Inc. represented 17% of the Company's revenues in the amount of $7,615,000.

  Sales outside the United States during fiscal 1993 and 1994 were $6,272,000 and $9,701,000, representing 15% and 22% of revenues during these respective periods. The majority of the sales outside of the United States occurred in the United Kingdom, Asia, and Australia.

  GROSS MARGIN
  ------------

  The Company's gross margin increased from 46% in fiscal 1993 to 59% in fiscal 1994 as a result of increases in fiscal 1994 of service margins that were 10% higher than fiscal 1993, increases in system margins that were 13% higher than fiscal 1993, and increased technology licensing fees.

  The increase in service margin was largely the result of an increase in service revenues, partially associated with the retroactive billing of $230,000 maintenance charges for services performed at a cost of approximately $105,000 prior to contract execution combined with a decrease in service spending compared with the prior year.

  Contributing to the favorable total system margin increase were significant overhead cost reductions in manufacturing, including facility consolidations and the sale of approximately $900,000 of inventory previously written off.
However, system margins are expected to experience a gradual decline with increased sales volume of low-end systems, a higher percentage of new system sales rather than upgrades, and competitive pricing pressures.

  RESEARCH AND DEVELOPMENT EXPENSES
  ---------------------------------

  The Company incurred research and development expenses of $11,353,000 and $7,750,000 in fiscal 1993 and 1994, respectively. The reduction in expense of $3,603,000 was the result of substantial reductions in personnel related expenses and a reduction in depreciation expense resulting from the write-off of idle assets associated with the Company's restructuring during the second fiscal quarter ended December 27, 1992. Research and development expenses as a percentage of revenues decreased from 28% in fiscal 1993 to 17% in fiscal 1994.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  --------------------------------------------

  Selling, general and administrative expenses decreased 46% from $20,318,000 in fiscal 1993 to $10,983,000 in fiscal 1994. The decrease was the combined result of personnel reductions, vacated leased facilities and reduced depreciation charges related to written off equipment resulting from the Company's restructuring during the second fiscal quarter ended December 27, 1992, as well as decreases in certain expenses such as external commissions, bad debt provisions, and audit and legal fees associated with shareholder lawsuits. As a percentage of revenues, selling, general and administrative expenses decreased from 50% in fiscal 1993 to 25% in fiscal 1994.

  RESTRUCTURING CHARGE/CREDIT
  ------------------------------

  During fiscal 1993, the Company recorded a $13,990,000 restructuring charge to reduce the carrying value of excess assets and to accrue costs for anticipated liabilities arising from a restructuring and downsizing of the business in December 1992. As a result of the restructuring, the Company reduced its personnel, leased facilities and equipment utilized in the business. The impact of these reductions in fiscal 1994 was to lower the associated operating expenses by approximately $14,500,000. During 1994, the Company recognized a $900,000 gain from the sale of previously written-off inventory, which was not expected to be sold at the time of the restructuring.

  By the end of fiscal 1994, substantially all of the restructuring activities were completed and the utilization of the restructuring reserves had been consistent with the original estimates and reflected actions planned and implemented. Excess reserves totaling $1,109,000 were reversed in fiscal 1994 as a result of the Company's ability, through successful negotiations with lessors and vendors, to ultimately settle certain of its commitments for amounts lower than its contractual obligations. These excess reserves consisted principally of amounts accrued for commitments for leases, software licenses and engineering services. As of June 30, 1994, the remaining accrued restructuring balance amounted to $373,000 for contractual obligations.

  OPERATING PROFIT/LOSS
  ------------------------

  The Company incurred an operating profit of $8,607,000 in fiscal 1994 versus an operating loss of $26,901,000 in fiscal 1993. With the exception of the fiscal 1993 restructuring charges and class action settlement, the fiscal 1994 operating profit resulted from higher gross profit, lower operating expenses, the license fee from Toshiba of $1,500,000 and the reversal of a restructuring reserve of $1,109,000.

  INTEREST INCOME/EXPENSE
  -------------------------

  The Company had net interest income of $229,000 in fiscal 1994 compared to net interest expense of $211,000 in fiscal 1993. This change was the combined result of higher cash balances and the paydown of bank debt and reduction of capital lease obligations in fiscal 1994.

  INCOME TAXES
  ------------

  The Company booked a provision for income taxes in the amount of $308,000 in fiscal 1994. This amount reflects alternative minimum tax requirements and foreign withholding taxes. There was no state or federal income tax liability in fiscal 1993. See Note 4 of the Notes to Consolidated Financial Statements.



  YEARS ENDED JUNE 30, 1992 AND 1993

  REVENUES
  --------

  The Company's revenues decreased 34% from $62,588,000 in fiscal 1992 to $41,019,000 in fiscal 1993. This decrease was due primarily to a decrease in the number of computer systems and system upgrades sold, as well as to a decline in other revenues, primarily technology licensing fees earned. Certain customers canceled orders during fiscal 1993 as a result of the Company's financial difficulties. Product revenues during fiscal 1993 consisted primarily of sales of system upgrades to existing customers. Revenues from customer service increased 15% from $10,019,000 to $11,571,000 as a result of the servicing requirements of a larger customer base.

  During fiscal 1992 and 1993, 76% and 71%, respectively, of the Company's revenues were derived from the sale of computer systems and system upgrades, including the licensing of associated operating software. In fiscal 1992 and 1993, 16% and 28% of revenues, respectively, were derived from service and 8% and 1%, respectively, were derived from other revenue consisting of customer training fees and technology licensing fees.

  In fiscal 1992 and 1993, sales to one customer, Ultimate Corp., exceeded 10% of revenues and were $12,020,000 and $5,735,000, respectively, representing 19% and 14% of revenues in these respective years.

  Sales outside the United States during fiscal 1992 and 1993 were $15,866,000 and $6,272,000, respectively, representing 25% and 15% of revenues during these periods. A majority of the sales outside of the United States occurred in the United Kingdom, Asia and Canada. Due to the Company's restructuring in fiscal 1993, two sales offices were closed outside the United States in countries where the Company believed less potential business existed.

  GROSS MARGIN
  ------------

  The Company's gross margin as a percentage of revenues decreased to 46% in fiscal 1993 from 58% in fiscal 1992. This decrease in gross profit percentage was caused by the decrease in technology license fees included in other revenues, an increase in service and training revenues which had lower gross margins than product sales, and substantial excess fixed manufacturing costs. The Company's gross margin was also impacted unfavorably by an increase in the average discount level offered to customers, partially offset by the favorable margin impact of the change in product mix from systems to system upgrades, which generally have better margins.

  RESEARCH AND DEVELOPMENT EXPENSES
  ---------------------------------

  The Company incurred research and development expenses of $13,637,000 and $11,353,000 in fiscal years 1992 and 1993, respectively. The decrease was primarily due to a substantial reduction in personnel, equipment and engineering services resulting from the Company's downsizing as part of the restructuring during the second fiscal quarter ended December 27, 1992 resulting in lower research and development spending levels throughout the Company's third and fourth quarters. Research and development expenses as a percentage of revenues increased to 28% in fiscal 1993 from 22% of revenues in fiscal 1992, due to the reductions in revenues.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  --------------------------------------------

  Selling, general and administrative expenses decreased 24% to $20,318,000 in fiscal 1993 from $26,670,000 in fiscal 1992. The decrease was primarily due to a decrease in personnel and related expenses, vacated lease facilities and depreciation charges related to written off equipment, offset by increases in legal and audit fees relating to the Company's prior year restatements and defense of shareholder lawsuits, and severance provisions resulting from the Company's downsizing as part of the restructuring during the second fiscal quarter ended December 27, 1992. As a percentage of revenues, selling, general and administrative expenses increased from 42% in fiscal 1992 to 50% of revenues in fiscal 1993, primarily due to the substantial decrease in sales during fiscal 1993.

  RESTRUCTURING CHARGE
  --------------------

  During the second quarter of fiscal 1993, the Company was experiencing liquidity issues resulting from sales being substantially below expectations, accounts receivable with extended or delayed payment expectations, an excess investment in inventory and the Company's default under its line of credit with The First National Bank of Boston. Additionally, the Company was experiencing a reluctance by customers to purchase products partially due to adverse publicity relating to revenue restatements. In response to these circumstances, the Company decided on a course of action that would maximize its available cash resources by (i) focusing on existing customers and its highest potential revenue-generating products and (ii) selectively investing resources in the development of certain new products and upgrades. This decision resulted in a reduction in its workforce from approximately 300 to 165, the closing of 14 of its 20 sales offices worldwide, and the discontinuance of certain research and development projects and most of its investments in technology platforms upon which the Company had planned to offer its products.

  As a direct result of management's plans to refocus its product strategy and reduce its sales infrastructure, the Company determined that it would not realize any return on a substantial portion of its existing inventory and therefore wrote-off $4,022,000 of its inventory.

  These actions also resulted in the write-off of idle property and equipment of $3,077,000 which, as a direct result of the workforce reductions, office closings and discontinued product lines and development efforts, no longer had
alternative future uses.   The write-off consisted primarily of assets
previously used in the engineering and sales functions.

  In addition, as a direct result of the Company's decision to discontinue certain product lines and development efforts, the Company wrote-off other assets of $2,600,000 consisting of the carrying value of software licenses which would not be used in any future products. Also, as a result of the office closings, the Company wrote off $643,000 of lease deposits which were forfeited upon cancellation of the leases.

  The Company also recognized other costs as a result of these actions, the most material of which included $2,494,000 related to lease cancellation payments, $800,000 of commitment under contractual obligations and employee termination costs of $350,000.

  As of June 30, 1993, the Company had taken a number of actions consistent with the restructuring plan established in December, 1992. During the fiscal year, the Company had utilized approximately $2,000,000 of the $3,649,000 accrual for commitments primarily for payment due to lease cancellation obligations.

  As a result of its restructuring, the Company reduced certain costs including payroll and payroll related costs, lease expenses, depreciation and amortization of equipment and software. The reductions in these costs were realized in the second half of fiscal 1993 and were approximately $7,000,000. The Company expected that it would continue to experience reduced levels of such expenses during 1994 and until the Company was able to regain customer confidence within its markets. The Company's intent was to reduce operating expenses consistent with the lower expected revenue levels.


  OPERATING LOSS
  --------------

  The Company incurred operating losses of $3,871,000 and $26,901,000 in fiscal years 1992 and 1993, respectively. The increase in the operating loss was the result of a $13,990,000 restructuring charge booked during fiscal 1993, the Company's inability to achieve planned sales levels during the first half of fiscal 1993, and operating expense increases during the fourth quarter of fiscal 1992 and first quarter of fiscal 1993.

  INTEREST INCOME/EXPENSE
  -------------------------

  The Company had net interest income of $269,000 in fiscal 1992 compared to net interest expense of $211,000 in fiscal 1993. The decrease in net interest income was primarily the result of decreases in investment income due to lower cash and short-term investment balances during the year, and, to a lesser extent, lower yields on such investments and increases in interest expenses from capitalized leases.

  INCOME TAXES
  ------------

  The Company had no state or federal income tax liability for fiscal 1992 and 1993, but made a provision for foreign tax of $337,500 in fiscal 1992. See Note 4 of Notes to Consolidated Financial Statements.

  INFLATION

  The Company believes inflation has not had a material effect on its results of operations to date.

  LIQUIDITY AND CAPITAL RESOURCES

  In fiscal 1994, the Company funded its operations through positive cash flow from operations. In fiscal 1993, the Company experienced a liquidity crisis due to operating losses, an excessive investment in inventory, an increased accounts receivable balance, and lack of credit availability under the Company's then existing line of credit.

  At June 30, 1994, the Company had cash and working capital of $20,741,000 and $20,988,000, compared to cash, restricted cash, and working capital of $10,639,000, $3,989,000, and $8,189,000, respectively, at June 30, 1993. The Company had no restricted cash at June 30, 1994. The increase in cash was primarily due to the Company's cash generated from operations in fiscal 1994 aided by a reduction in inventories. Payments relating to the settlement of the class action lawsuit and the payoff of the bank debt in fiscal 1994 resulted in the subsequent release of cash collateral. The increase in working capital was primarily due to the increase in cash and accounts receivable, and the issuance of preferred stock, previously included in accrued expenses, in connection with the settlement of the class action lawsuit. The increase in cash generated from operations in fiscal 1994 over fiscal 1993 was largely due to reductions in certain expenses resulting from actions taken in fiscal 1993 to restructure operations. In particular, cash payments for payroll and payroll related costs and lease obligations were approximately $7,300,000 lower in fiscal 1994 reflecting reductions from the restructuring actions offset by certain staff additions in 1994.

  At June 30, 1993, the Company's expected cash requirements to settle its remaining restructuring obligations was approximately $1,600,000. During fiscal 1994, the Company had settled through cash payment or negotiations, substantially all of these obligations and, as a result of its ability to successfully negotiate amounts less than contractually due, reversed $1,109,000 of amounts accrued. Cash payments in fiscal 1994 related primarily to the settlement of software license and development agreements. The Company believes that the settlement of its remaining obligations will not materially impact future liquidity.

  At June 30, 1994, the Company's net accounts receivable totaled $5,453,000 compared to $4,150,000 at June 30, 1993. The Company's days sales outstanding at June 30, 1994 was 38 days, an increase from 34 days at June 30, 1993.

  The Company generally ships systems within 30 days after receipt of specific purchase orders from customers. In order to do so, the Company typically produces and maintains an inventory of subsystems in standard configurations. As a result, the Company generally maintains a high inventory balance. Inventories have declined to $3,431,000 at June 30, 1994 from $4,875,000 at June 30, 1993 due to the utilization of existing inventories on hand and the controlled procurement of new inventory. The Company expects to be able to continue to manage its inventory at current levels throughout fiscal 1995.

  Capital expenditures totaled $1,435,000 for fiscal 1994, and were comprised primarily of computer equipment. This was in contrast to fiscal 1993 capital expenditures of $1,721,000, also primarily computer equipment. The Company expects to increase capital expenditures in fiscal 1995 as it plans for greater investment in research and development and internal computer systems.

  On March 25, 1993, the Bank of Boston and the Company entered into a waiver and extension agreement relating to the revolving credit facility and the capital lease credit facility requiring monthly payments of principal and interest, and final payment upon maturation of the facility on November 1, 1993. The remaining obligations under the capital lease credit facility and revolving credit facility were repaid on October 29, 1993 and November 1, 1993, respectively, and all security interests were released by the bank.

  On March 22, 1994, the Company and State Street Bank and Trust Company entered into a credit agreement which provides for maximum borrowings of $10,000,000. Borrowings under this agreement bear interest at the rate of prime to prime plus 1%, dependent on certain ratios. The Company is required to meet specific covenants throughout the duration of this agreement. The agreement expires on May 31, 1995. Available borrowings under this agreement are subject to a borrowing base formula. At June 30, 1994, no amounts were outstanding under this agreement and the Company had $3,060,000 available under the borrowing base formula. See Note 5 of Notes to Consolidated Financial Statements.

  The Company believes that its present cash, working capital levels, and borrowing capacity are adequate for its operating needs through fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following statements are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K.

                                                                        Page No.
                                                                        --------

       Report of Independent Accountants                                  F-1

       Audited Financial Statements:

       Consolidated Balance Sheets at June 30, 1993 and 1994              F-3

       Consolidated Statements of Operations for the three years
        ended June 30, 1994                                               F-4

       Consolidated Statements of Cash Flows for the
        three years ended June 30, 1994                                   F-5

       Consolidated Statements of Stockholders' Equity for the
        three years ended June 30, 1994                                   F-6

       Notes to Consolidated Financial Statements                         F-7

       Financial Statement Schedules:

       Schedule VIII - Valuation and Qualifying Accounts
       Schedule IX - Short-Term Borrowings
       Schedule X - Supplementary Income Statement Information

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K


The following exhibits are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K.

(a)  Exhibits

Exhibit
Number  Description
- ------  -----------

  3.1    Restated Certificate of Incorporation of the Company.

  3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.1 Amended Registration Rights Agreement, as amended, among the Company and certain investors (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.2 Amended Registration Rights Agreement, as amended, among the Company and certain investors (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.3 1986 Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-33024).

10.4     Second Amendment to 1986 Incentive Stock Option Plan
         (incorporated by reference to Exhibit 10.42 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).

10.5 1986 Incentive Stock Option Plan and related form of stock option agreement (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-33024).

10.6    Second Amendment to 1986 Supplemental Stock Option Plan
        (incorporated by reference to Exhibit 10.43 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).

10.7 1990 Outside Director's Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).

10.8    401(k) Plan of the Company (incorporated by reference to Exhibit
        10.37 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.9    Lease dated November 23, 1983 between the Company and
        Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.10 Third Amendment dated April 2, 1990 to Lease of November 23, 1983, between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.38 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).

10.11   Lease dated March 20, 1992 between the Company and
        Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)).

10.12 Forbearance Agreement dated as of February 4, 1993, as amended April 7, 1993, between the Company and Metropolitan Life Insurance Company.

10.13   Employment Agreement dated October 20 1987 between the
        Company and Jack J. Stiffler (incorporated by reference to
        Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.14 Pick Systems - Open Architecture License Agreement dated October 10, 1986 among the Company, Concurrent Operating Systems Technology and Pick Systems, and assigned to the Company on February 24, 1988 (incorporated by reference to
        Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.15   Credit Agreement dated as of March 22, 1994 between the
        Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended April 13, 1994 (File No. 0-18238)).

10.16   Product Development and Technology License Agreement dated
        July 24, 1990 between the Company and Samsung Electronics
        Company Ltd. (incorporated by reference to Exhibit 10.40 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).**

10.17   OEM Agreement dated July 24, 1990 between the Company and
        Samsung Electronics Company Ltd. (incorporated by reference to
        Exhibit 10.41 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).**

10.18 Service Provider II Maintenance Agreement dated January 1, 1992 between the Company and Samsung Electronics Company Ltd.
        (incorporated by reference to Exhibit 10.45 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)).

10.19 OEM Agreement dated September 7, 1993 between the Company and Samsung Electronics Co., Ltd. (incorporated by reference to Exhibit
        10.43 to the Company's 1993 Annual Report on Form 10-K
        (File No. 0-18238)).

10.20 Master Agreement dated September 7, 1993 between the Company and Samsung Electronics Co., Ltd. (incorporated by reference to Exhibit 10.44 to the Company's 1993 Annual Report on Form 10-K (File No. 0-18238)).

10.21 Development, Manufacturing, and Distribution Agreement dated as of December 26, 1991 between the Company and Toshiba Corporation (incorporated by reference to Exhibit 10.48 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)). **

10.22 Revised Development, Manufacturing, and Distribution Agreement executed as of May 13, 1994 between the Company and Toshiba Corporation.

10.23 Software Cooperation Agreement executed April 5, 1994 between the Company and UNIX System Laboratories, Inc. **

10.24 Joint Venture Agreement dated as of September, 1991 by and among the Company, Tricom Computer Pty. Ltd. and Sequoia Systems (Australia) Pty. Ltd., together with material exhibits (incorporated by reference to Exhibit 10.49 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)).

10.25 International Distributorship Agreement dated October 15, 1991 by and among the Company, Tricom Computer Pty. Ltd. and Sequoia Systems (Australia) Pty. Ltd., together with material exhibits (incorporated by reference to Exhibit 10.50 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)).

10.26 Purchase of Business Agreement dated June 17, 1994 by and among the Company, SEQ (Aust.) Pty. Ltd., Sequoia Systems (Australia) Pty. Ltd., Tricom Group Pty. Ltd., Samuel Seabury and William A. Cruthers.

10.27 Settlement Agreement and Mutual General Release dated February 1, 1993 between the Company and Ultimate Corp. (incorporated by reference to Exhibit 10.54 to the Company's 1993 Annual Report on Form 10-K (File No. 0-18238)).

10.28 Order of Final Approval and Final Judgment and Order of Dismissal dated September 10, 1993, of the United States District Court for the District of Massachusetts. (incorporated by reference to Exhibit
        10.55 to the Company's 1993 Annual Report on Form 10-K (File No. 0-18238)).

10.29 Employment Agreement dated November 5, 1992, as amended January 22, 1993 between the Company and Cornelius P. McMullan. (incorporated by reference to Exhibit 10.56 to Amendment No. 1 to the Company's 1993 Annual Report on Form 10-K/A. (File No. 0-18238)). +

10.30   Employment Agreement dated October 2, 1992, as amended
        November 7, 1992 between the Company and Richard B. Goldman. (incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Company's 1993 Annual Report on Form 10-K/A (File No. 0-18238)). +

11 Statement re: Computation of Earnings (incorporated by reference to Exhibit 11 to the Company's 1994 Annual Report on
        Form 10-K (File 0-18238)).

21 Subsidiaries of the Company.(incorporated by reference to Exhibit 21 to the Company's 1994 Annual Report on
       Form 10-K (File 0-18238)).

23.1   Consent of Coopers & Lybrand L.L.P.*


23.2   Consent of Arthur Andersen LLP.*

27     Financial Data Schedule.*

- ------------

    *  Filed herewith

   ** Confidential treatment previously granted to certain portions thereof.

  *** Previously filed subject to request for confidential treatment as to certain portions thereof.

    + Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K


(b)    Financial Statement Schedules

       The Financial Statement Schedules are listed on page 296 of this Amendment No. 2 to the Annual Report on Form 10-K as originally filed.

(c)    Reports on Form 8-K

       None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEQUOIA SYSTEMS, INC.


Dated February 17, 1995                   By:  /s/ Richard B. Goldman
                                             ---------------------------

                                  Name:       Richard B. Goldman
                                  Title:  Vice President of Finance,
                                          Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Sequoia Systems, Inc:

We have audited the accompanying consolidated balance sheets of Sequoia Systems, Inc. and subsidiaries as of June 30, 1993 and 1994 and the related statements of operations, cash flows and stockholders' equity for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Sequoia Systems, Inc. for the year ended June 30, 1992 were audited by other independent accountants whose report dated August 19, 1992 (except with respect to the matters discussed in Notes 1, 5 and 7, as to which the dates are December 9, 1992, March 25, 1993 and September 10, 1993, respectively) included an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequoia Systems, Inc. and subsidiaries at June 30, 1993 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                              COOPERS & LYBRAND



Boston,  Massachusetts
July 26, 1994

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sequoia Systems, Inc:

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of Sequoia Systems, Inc. (a Delaware corporation) and subsidiaries for the year ended June 30, 1992, as restated (see Note 1(A)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and stockholders' equity of Sequoia Systems, Inc. and subsidiaries for the year ended June 30, 1992, as restated, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in the index to the consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules for 1992 have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.


                                                ARTHUR ANDERSEN



Boston, Massachusetts
August 19, 1992 (except with respect to
 the matters discussed in Notes 1(A), 5
 and 7(B), as to which the dates are
 December 9, 1992, March 25, 1993
 and September 10, 1993, respectively)

CONSOLIDATED BALANCE SHEETS                                                       SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

June 30,
ASSETS                                                                                        1993           1994
                                                                                       ---------------------------------
Current Assets:
   Cash and cash equivalents (Note 2B)                                                      $10,639,494      $20,740,826
   Restricted cash (Note 2C)                                                                  3,438,016        --
   Accounts receivable, net of allowance for doubtful accounts
      of $1,971,000 and $1,399,000 at June 30, 1993 and 1994,  respectively                   2,554,898        4,556,618
   Accounts receivable from related parties (Note 11)                                           814,720          845,940
   Current portion of long-term accounts receivable (Note 3)                                    730,000           50,000
   Inventories (Note 2D)                                                                      4,874,592        3,431,456
   Other current assets                                                                         478,146          522,450
                                                                                       ---------------------------------
                            Total current assets                                             23,529,866       30,147,290
                                                                                       ---------------------------------
Accounts Receivable, Long-Term (Note 3)                                                          50,000        --
                                                                                       ---------------------------------
Equipment and Improvements, at cost: (Note 2E)
   Computer equipment                                                                         7,346,518        8,708,812
   Machinery and equipment                                                                    2,137,286        2,176,185
   Equipment under capital lease (Note 7A)                                                    2,665,660        2,665,660
   Furniture and fixtures                                                                       499,519          538,361
   Leasehold improvements                                                                       634,502          649,192
                                                                                       ---------------------------------
                                                                                             13,283,485       14,738,210
   Less - Accumulated depreciation and amortization                                           9,955,230       12,288,662
                                                                                       ---------------------------------
                                                                                              3,328,255        2,449,548
                                                                                       ---------------------------------
Restricted Cash (Note 2C)                                                                       551,233        --
Other Assets (Note 9)                                                                           511,218          213,634
                                                                                       ---------------------------------
Total Assets                                                                                $27,970,572      $32,810,472
                                                                                       ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable to bank (Note 5)                                                             $1,950,000      $       --
   Current portion of capital lease obligations (Note 7A)                                       687,653          111,646
   Accounts payable                                                                           1,302,244        1,889,621
   Accrued expenses (Note 10)                                                                10,458,810        6,345,133
   Deferred revenue                                                                             941,737          813,375
                                                                                       ---------------------------------
                            Total current liabilities                                        15,340,444        9,159,775
                                                                                       ---------------------------------
Obligations Under Capital Lease, net of current portion (Note 7A)                               844,365          190,360
                                                                                       ---------------------------------
Commitments and Contingencies (Note 7)

Stockholders' Equity:
   Preferred stock, $.40 par value:
      Authorized--12,500,000 and 11,453,000 shares at June 30, 1993 and 1994, respectively
      Issued--none
   Common stock, $.40 par value:
      Authorized--25,000,000 shares at June 30, 1993 and 1994
      Issued--8,599,234 shares and 9,811,000 shares at June 30, 1993
        and 1994, respectively                                                                3,439,694        3,924,400
   Additional paid-in capital                                                                77,098,182       79,782,064
   Accumulated deficit                                                                      (68,752,113)     (60,246,127)
                                                                                       ---------------------------------
                            Total stockholders' equity                                       11,785,763       23,460,337
                                                                                       ---------------------------------
Total Liabilities and Stockholders' Equity                                                  $27,970,572      $32,810,472
                                                                                       ---------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                         SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

For the years ended June 30,                                       1992          1993           1994
                                                                 Restated
                                                              -------------------------------------------
Revenues
   System                                                       $47,528,017    $29,096,154   $29,463,856
   Service                                                       10,019,383     11,570,679    13,636,105
   Other                                                          5,040,547        351,734     1,665,229
                                                              -------------------------------------------
         Total revenues                                          62,587,947     41,018,567    44,765,190

Cost of Revenues
   System                                                        19,001,113     15,474,682    11,870,643
   Service and other                                              7,150,615      6,784,033     6,664,563
                                                              -------------------------------------------
         Total cost of revenues                                  26,151,728     22,258,715    18,535,206

         Gross profit                                            36,436,219     18,759,852    26,229,984

Research and Development Expenses                                13,636,792     11,352,886     7,749,970
Selling, General and Administrative Expenses                     26,670,311     20,317,964    10,982,622
Restructuring Charge (Credit)                                       --          13,990,000    (1,109,327)
                                                              -------------------------------------------
         Income (loss) from operations                           (3,870,884)   (26,900,998)    8,606,719

Interest Income                                                     507,677        159,762       344,429
Interest Expense                                                   (239,104)      (370,647)     (115,592)
Other Income (Expense)                                              --             (46,491)       38,499
Provision for Settlement of Class Action Lawsuit                    --          (3,875,000)      --
                                                              -------------------------------------------
         Income (loss) before provison for income taxes          (3,602,311)   (31,033,374)    8,874,055

Provison for Income Taxes                                           337,500        --            307,500
                                                              -------------------------------------------
         Net income (loss)                                      ($3,939,811)  ($31,033,374)   $8,566,555
                                                              -------------------------------------------
Net Income (Loss) Per Common and Common Share Equivalent             ($0.48)        ($3.63)        $0.87
                                                              -------------------------------------------
Weighted Average Number of Common and Common Share
   Equivalents Outstanding                                        8,254,915      8,555,926     9,876,940
                                                              -------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                      SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES


For the years ended June 30,                                                      1992          1993           1994
                                                                               (Restated)
                                                                             -------------------------------------------
Cash Flows From Operating Activities:
   Net income (loss)                                                           ($3,939,811)  ($31,033,374)   $8,566,555
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities--
   Depreciation                                                                  3,171,122      2,680,072     1,836,693
   Amortization                                                                    761,250      1,199,522       561,376
   Provision for bad debt                                                        2,037,206      1,180,000       --
   Deferred income taxes                                                           469,227        --            --
   Restructuring charge (credit)                                                   --          10,341,380    (1,109,000)
   Changes in assets and liabilities:
      Restricted cash for class action settlement                                  --          (1,000,000)      --
      Accounts receivable                                                          445,610     11,187,877    (1,321,720)
      Accounts receivable from related parties                                     611,394        969,477       (31,220)
      Accounts receivable, long-term                                               180,000        130,000        50,000
      Inventories                                                               (7,018,296)     6,553,500     1,443,136
      Other current assets                                                      (3,685,313)     3,041,360       (44,304)
      Accounts payable                                                             397,514     (2,586,497)      587,377
      Accrued expenses                                                            (955,020)     4,201,649       870,323
      Deferred revenue                                                            (441,757)       580,400      (128,362)
                                                                             -------------------------------------------
           Net cash provided by (used in)
              operating activities                                              (7,966,874)     7,445,366    11,280,854
                                                                             -------------------------------------------
Cash Flows From Investing Activities:
   Sale of short-term investments                                                7,094,598        --            --
   Purchase of equipment and improvements                                       (4,351,458)    (1,721,309)   (1,434,942)
   Sale of equipment and improvements                                               78,283        --            --
   Increase in other assets                                                     (1,821,475)       582,848       213,163
                                                                             -------------------------------------------
           Net cash provided by (used in)
              investing activities                                                 999,948     (1,138,461)   (1,221,779)
                                                                             -------------------------------------------
Cash Flows From Financing Activities:
   Restricted cash for collateral on bank debt                                     --          (2,989,249)      --
   Repayment of note payable to bank                                               --          (1,050,000)      --
   Proceeds from note payable to bank                                              --           3,000,000       --
   Repayment of obligations under capital leases                                  (838,102)    (1,333,941)     (190,762)
   Proceeds from obligations under capital leases                                1,036,665        --            --
   Payment of dividends on preferred shares                                        --             --            (60,569)
   Proceeds from issuance of common stock                                        1,204,571        496,145       293,588
                                                                             -------------------------------------------
           Net cash provided by (used in) financing activities                   1,403,134     (1,877,045)       42,257
                                                                             -------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            (5,563,792)     4,429,860    10,101,332

Cash and Cash Equivalents, beginning of year                                    11,773,426      6,209,634    10,639,494
                                                                             -------------------------------------------
Cash and Cash Equivalents, end of year                                          $6,209,634    $10,639,494   $20,740,826
                                                                             -------------------------------------------
Supplemental Disclosures of Noncash Investing
   and Financing Activities:
   Equipment acquired under capital lease                                         $702,041       $405,869       --
   Issuance of convertible preferred stock  in settlement
      of class action lawsuit                                                      --             --         $2,875,000
   Release of restricted cash for:
      Class action settlement                                                      --             --         $1,000,000
      Repayment of note payable to bank                                            --             --         $1,950,000
      Repayment of obligations under capital leases                                --             --         $1,039,249
Supplemental Disclosure of Cash Flow Information:
      Interest paid                                                               $250,464       $368,575      $341,784
      Income taxes paid (refunds received)                                      $1,683,059    ($2,147,372)      $53,397

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                               SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

For the years ended June 30,
                                            -----------------------------------------------------------------------------------
                                                   Common Stock           Additional          Preferred Stock       Additional
                                                              Par          Paid-in          Shares         Par       Paid-In
                                                Shares       Value         Capital                         Value     Capital
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1991, (Restated)             8,481,538   $ 3,392,615   $ 80,670,194
    Issuance of common stock
      pursuant to stock option and
        employee stock purchase plans            382,440       152,976      1,051,595
    Net loss, restated
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1992, (Restated)             8,863,978     3,545,591     81,721,789
    Issuance of common stock
      pursuant to stock option and
        employee stock purchase plans            210,315        84,127        412,018
    Retirement of treasury stock                (475,059)     (190,024)    (5,035,625)
    Net loss
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1993                         8,599,234     3,439,694     77,098,182
    Issuance of common stock
      pursuant to stock option and
        employee stock purchase plans            164,349        65,739        227,849
    Issuance of convertible preferred
      stock                                                                                  1,047,418    418,967    2,456,033
    Conversion of preferred stock              1,047,418       418,967      2,456,033       (1,047,418)  (418,967)  (2,456,033)
    Dividends paid on convertible
      preferred stock
    Net Income
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1994                          9,811,001   $3,924,400    $79,782,064              --         --           --
                                            ===================================================================================

                                            -----------------------------------------------------------------------------------
                                                  Accumulated         Common Stock in Treasury
                                                    Deficit           Shares               Cost             Total
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1991, (Restated)              $(33,778,928)          475,059    $    (5,225,649)   $   45,058,232
    Issuance of common stock
      pursuant to stock option and
        employee stock purchase plans                                                                     1,204,571
    Net loss, restated                            (3,939,811)                                            (3,939,811)
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1992, (Restated)               (37,718,739)          475,059         (5,225,649)       42,322,992
    Issuance of common stock
      pursuant to stock option and
        employee stock purchase plans                                                                       496,145
    Retirement of treasury stock                                      (475,059)         5,225,649              --
    Net loss                                     (31,033,374)                                           (31,033,374)
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1993                          ($68,752,113)                                           $11,785,763
    Issuance of common stock
      pursuant to stock option and
        employee stock purchase plans                                                                       293,588
    Issuance of convertible preferred
      stock                                                                                               2,875,000
    Conversion of preferred stock                                                                              --
    Dividends paid on convertible
      preferred stock                                (60,569)                                               (60,569)
    Net Income                                     8,566,555                                              8,566,555
                                            -----------------------------------------------------------------------------------
Balance, June 30, 1994                          ($60,246,127)              --                 --     $   23,460,337
                                            ===================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Sequoia Systems, Inc. and Subsidiaries



Note 1      Organization
- ------
Sequoia Systems, Inc. (the Company) designs, manufactures and markets high-performance, fault-tolerant computer systems and provides ongoing user and maintenance support to its customers.

       A.   Restatement
In fiscal 1992, information that had not previously been available to the Company's Board of Directors or its auditors, became available and resulted in restatement of the Company's financial statements. Therefore, certain amounts related to the Company's fiscal 1992 financial results are included in these statements as restated.

       B.   Restructuring Charge/Credit
The Company recorded a restructuring charge of $13,990,000 in fiscal 1992 as the result of lower revenues and a downsizing of the operations based on anticipated future revenue levels. The restructuring charge included: $4,022,000 for provisions to reduce the carrying value of excess inventory, $3,077,000 for provisions to write off idle equipment and improvements, and $3,242,000 for provisions to reduce the carrying value of other current and long-term assets to their estimated net realizable values. The restructuring charge also included $2,494,000 of provisions for lease obligations for abandoned facilities, and $1,155,000 for other contractual obligations and provisions. During fiscal 1994, the Company settled the lease, contractual, and other obligations, and determined that, as of June 30, 1994, $1,109,000 of restructuring charges was in excess of the business' requirements and recorded a restructuring credit. Additionally, the Company realized a benefit in cost of revenues of $900,000 in fiscal 1994 as a result of the sale of inventory which had been written-off as part of the restructuring.

Note 2      Summary of Significant Accounting Policies
- ------
The consolidated financial statements reflect the application of certain accounting policies described in this and other notes to consolidated financial statements.

       A.   Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Sequoia Systems (U.K.) Limited, Sequoia Systems Europe B.V., and Sequoia Systems, Japan). All significant intercompany accounts and transactions have been eliminated in consolidation.

       B.   Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market. Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

       C.   Restricted Cash

At June 30, 1993, the Company had $3,989,249 of cash that was restricted and served as collateral for both the amounts that were outstanding to the Bank of Boston for a note payable and equipment

Sequoia Systems, Inc. and Subsidiaries


leases ($2,989,249) and as the Company's obligation under the settlement of the class action lawsuit ($1,000,000). Payments relating to the settlement of the class action lawsuit and the bank debt resulted in the subsequent release of cash collateral in fiscal 1994. (See Notes 5 and 7)

       D.   Inventories


Inventories are stated at the lower of cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference of cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:

June 30,                       1993                1994
                           --------------------------------
Raw materials              $    567,661        $    507,457
Work-in-process               2,635,749           1,500,077
Finished goods                1,671,182           1,423,921
                           --------------------------------
                           $  4,874,592        $  3,431,455
                           --------------------------------


       E.   Depreciation and Amortization

The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Computer equipment, machinery and equipment, equipment under capital lease and furniture and fixtures are being depreciated over three to five years, and leasehold improvements are being amortized over the term of the associated leases.

The cost of improvements is charged to the property accounts, while maintenance and repairs are charged to income as incurred. The Company periodically evaluates its fixed assets to determine whether assets are impaired or continue
to be utilized.   Upon determination of an impairment, retirement or other
disposition of property and equipment, the cost and related depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations.


       F.   Software License Fees and Royalties

The Company has entered into license and royalty agreements for software to be incorporated into certain computer systems held for resale. The initial fees under such software license arrangements are capitalized in other assets and amortized over the lesser of the term of the license agreement or on a straight-line basis over three to five years. Royalty payments are expensed upon the sale of computer systems that incorporate the licensed software.

       G.   Revenue Recognition

Revenues from product sales are recognized upon shipment unless significant uncertainties exist. Revenues from software licenses are recognized upon commencement of the software license. Service

Sequoia Systems, Inc. and Subsidiaries


revenues include maintenance and professional services; other revenues include rental revenue and technology license fees. Service revenues related to maintenance agreements are recognized ratably over the period in which the service is provided. All other service revenues are recognized as earned.

The Company entered into a development, manufacturing and distribution agreement with Toshiba Corporation in December 1991, and amended such agreement in April 1994. Technology license fees are due the Company in several increments under this agreement as milestones are reached. The technology license fees that have been earned are included in other revenue for the years ended June 30, 1992 and 1994. No technology license fees were earned in fiscal 1993.

       H.   Research and Development
Costs relating to research and development are expensed as incurred.

       I.   Net Income (Loss) per Share
Primary and fully diluted earnings per share are not separately stated as they are substantially the same. Net loss per share for the years ended June 30, 1992 and 1993 was based on the weighted average number of common shares outstanding during the year as common share equivalents are anti-dilutive. For the year ended June 30, 1994, net income per share was based on the weighted average number of common and common share equivalents outstanding during the year, computed in accordance with the treasury stock method.

       J.   Foreign Currency Translation
For the Company's foreign subsidiaries, the U.S. dollar has been determined to be the functional currency. Monetary assets and liabilities are translated at rates of exchange in effect at the end of the fiscal year, while non-monetary items are translated at historical rates. Income and expenses are translated at average exchange rates prevailing during the fiscal year. The resulting gains or losses are reflected in results of operations.

       K.   Postretirement Benefits
The Company sponsors a defined contribution employee savings and retirement plan (the Plan), which covers all employees. The Plan is a contributory plan for which contributions by the Company are made at the discretion of management. Employees may contribute up to 20% of their annual compensation. The Company made contributions of $99,720 in fiscal 1992 and $109,755 in fiscal 1994. No contributions were made in fiscal 1993.

       L.   Concentrations of Credit Risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are placed with high credit quality financial institutions and government securities. The Company limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to trade receivables are limited due to the varied customer base, comprised principally of distributors and resellers, dispersed across various industries and

Sequoia Systems, Inc. and Subsidiaries


geographic locations. The Company generally does not require collateral; however, in certain circumstances the Company may require letters of credit from its customers. The Company may require deposits to be paid with an order.


       M.   Reclassifications
Certain prior year balances have been reclassified to conform to current year presentation.


       N.   Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the differences between the financial statement and tax basis of assets and liabilities as measured using the enacted tax rates which will be in effect when these differences reverse.


       O.     Warranty Obligations
The Company generally provides the end-users of its systems with a 90-day warranty from the date of installation. Estimated warranty obligations are evaluated and provided at the time of sale.


Note 3      Accounts Receivable, Long-term
- ------
In fiscal 1992, the Company granted extended credit terms related to the sale of certain systems. Under these arrangements, the Company receives payment for the systems over a specified period of up to three years, with interest of approximately the prime rate plus 1%. Additionally, during fiscal 1993, a customer entered into a plan of reorganization under Chapter 11 of the Bankruptcy code under which it paid the Company $600,000 in fiscal 1994, and the remaining $50,000 is due the Company in fiscal 1995.

Note 4      Income Taxes
- ------
Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this statement, deferred tax assets, net of any valuation allowance, and deferred tax liabilities resulting from temporary differences are determined, based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates that will be in effect when these differences reverse. The principal differences between assets and liabilities for financial statement and tax return purposes are primarily a result of inventory and accounts receivable reserves not currently deductible.

The impact of the accounting change is not material. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

Sequoia Systems, Inc. and Subsidiaries


The provisions for income taxes in the accompanying statements of income consist of the following for the years ended June 30, 1992, 1993, and 1994:

                                                      1992      1993     1994
                                                  ------------------------------
Current
       Federal income taxes                        $ (469,000)    --   $ 147,500
       State income taxes                                  --     --      10,000
       Foreign income taxes                           337,500     --     150,000
                                                   -----------------------------
                                                   $ (131,500)    --     307,500
                                                   -----------------------------
Deferred
       Federal income taxes                           469,000     --          --
       State income taxes                                  --     --          --
                                                   -----------------------------
                                                      469,000     --          --
                                                   -----------------------------
            Total provisions                        $ 337,500     --   $ 307,500
                                                   -----------------------------

There were no provisions for income taxes made in fiscal 1993.

The components of the net deferred tax asset at June 30, 1994 are as follows (in thousands):

Deferred tax assets          $  22,290
Deferred tax liabilities          (107)
                             ---------
Net deferred tax assets         22,183
Valuation allowance            (22,183)
                             ---------
                             $       0
                             ---------

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has established a full valuation allowance against its otherwise recognizable net deferred asset.

The components of the net deferred tax asset are as follows (in thousands):

NOL carryforward             $ 16,649
Property and equipment          2,498
Inventory                       1,200
Bad debt reserve                  416
Other                           1,420
                             --------
Total net asset                22,183
Valuation allowance          $(22,183)
                             --------
Deferred tax asset           $      0
                             --------

Sequoia Systems, Inc. and Subsidiaries


A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

Years Ended June 30,                     1992    1993    1994
                                        ----------------------
Federal statutory rate                   (34%)   (34%)    34%
Federal tax benefit of net operating
   loss carryforwards                     --      --     (34%)
State income taxes, net of federal
   benefit in 1991                        --      --     0.2%
Federal Alternative Minimum Tax           --      --     1.6%
Net losses without tax benefit            34%     34%     --
Foreign income tax                         9%     --     1.7%
                                        ---------------------

Effective tax rate                         9%     --     3.5%
                                        ---------------------

The Tax Reform Act of 1986 (the Act), enacted in October 1986, limits the amount of net operating loss carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership in excess of 50%, as defined in the Act, which has limited the Company's ability to utilize in any one year the net operating loss carryforwards incurred prior to this change in ownership occurring upon the Company's initial public offering. The Company estimates that the total net operating loss carryforward subject to this limitation is approximately $27,000,000. The utilization of the available net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change is limited to approximately $2,700,000 in each year subsequent to this change in ownership until fiscal 2002, at which time the unused net operating loss carryforwards will expire. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Company's net operating loss and general business credit carryforwards at June 30, 1994 were approximately $48,500,000 ($21,500,000 unrestricted) and $2,800,000, respectively.


Note 5      Note Payable to Bank
- ------
On March 25, 1993, the Bank of Boston and the Company entered into a waiver and extension agreement relating to the revolving credit facility and the capital lease credit facility requiring monthly payments of principal and interest, and final payment upon maturation of the facility on November 1, 1993. The remaining obligations under the capital lease credit facility and revolving credit facility were repaid on October 29, 1993 and November 1, 1993, respectively, and all security interests were released by the bank and these arrangements were terminated.

Sequoia Systems, Inc. and Subsidiaries


On March 22, 1994, the Company and State Street Bank and Trust Company entered into a credit agreement which provides for maximum borrowings of $10,000,000. Borrowings under this agreement bear interest at the rate of prime to prime plus 1%, dependent on certain ratios. The Company is required to meet specific covenants throughout the duration of this agreement, the most restrictive of which is that the Company shall not have a net loss (i) of greater than $750,000 for any fiscal quarter or (ii) in any two consecutive quarters. The agreement expires on May 31, 1995. Available borrowings under this agreement are subject to a borrowing base formula predicated on qualified receivables as defined and are collateralized by all assets of the Company. At June 30, 1994, no amounts were outstanding under this agreement and the Company had $3,060,000 available under the borrowing base formula.

On June 17, 1994 State Street Bank and Trust Company consented to the Company's acquisition of the Company's Australia distributor for a purchase price not to exceed $2,000,000.


Note 6      Stockholders' Equity
- ------
       A.   Common and Preferred Stock
The Company has 25,000,000 and 12,500,000 authorized shares of common and preferred stock, respectively. No shares of preferred stock were issued or outstanding at June 30, 1993 or 1994. The Company has reserved 2,425,000 authorized shares of common stock for issuance under the Company's options plans, 250,000 authorized shares of common stock for issuance under the 1993 employee stock purchase plan and 131,000 shares for issuance under the 1991 outside directors' option plan. On October 27, 1993, the Company issued 1,047,418 shares of Series A Convertible Preferred Stock in settlement of the class action litigation. Subsequently, holders of 264,435 shares of preferred stock converted, at their option, such shares into the same number of common shares. The remaining 782,983 shares of Series A Convertible Preferred Stock were automatically converted to the same number of common shares on March 15, 1994 in accordance with a mandatory conversion clause in the class action settlement agreement.

       B.   Stock Option Plans
The Company has two employee stock option plans: the 1986 Incentive Stock Option Plan (the Incentive Plan) and the 1986 Supplemental Stock Option Plan (the Supplemental Plan). The Incentive Plan provides for the grant of incentive stock options to officers and employees of the Company at a price no less than the fair market value on the date of the grant. The Supplemental Plan provides for the grant of nonqualified stock options to employees and consultants at no less than 85% of the fair market value on the date of grant. Options expire 10 years from the date of grant or, if applicable, three months after termination of the optionee's employment or other applicable relationship with the Company.

In fiscal 1990, the Company established the 1990 outside directors' stock option plan (the Directors' Plan) which provides for the issuance of nonqualified stock options at a price no less than the fair market value on the date of grant to members of the Company's Board of Directors who are not employees of the Company. An aggregate of 131,000 shares of common stock was reserved for issuance under the Directors' Plan. The options expire upon the earlier of 10 years from the date of

Sequoia Systems, Inc. and Subsidiaries


grant or six months after the director ceases to be a director of the Company. This plan expires in June 1995.

  During 1993, the Company canceled certain options to employees and directors and reissued options, with similar terms, to employees and directors with an exercise price of $2.25, the fair market value at the date of grant.

The following table summarizes the option activity under the Incentive, Supplemental and Directors Stock Option Plans for the respective periods.

                                 Number of      Option Price
                                  Shares         per Share
                                -------------------------------
Outstanding at June 30, 1991     1,192,660       .80 -    15.50
    1992 Activity:
       Options granted             247,950    10.375 -    16.50
       Options exercised          (315,475)      .80 -    11.75
       Options terminated          (66,438)      .80 -    15.50
                                -------------------------------
Outstanding at June 30, 1992     1,058,697       .80 -    16.50
    1993 Activity:
       Options granted             943,644     2.25  -    7.625
       Options exercised          (173,176)      .80 -    5.125
       Options terminated       (1,107,131)      .80 -    16.50
                                -------------------------------
Outstanding at June 30, 1993       722,034   $   .80 - $  11.44
                                -------------------------------

    1994 Activity:
       Options granted             656,020      1.94 -     6.06
       Options exercised          (137,392)      .80 -     2.25
       Options terminated         (120,802)      .80 -    11.44
                                -------------------------------
Outstanding at June 30, 1994     1,119,860   $   .80 - $  11.44
                                -------------------------------
Exercisable at June 30, 1994       528,567   $   .80 - $  11.44
                                -------------------------------

       C.   Employee Stock Purchase Plans
In June 1993, the Board of Directors approved the 1993 employee stock purchase plan (the 1993 Plan) for fiscal 1994 and 1995. The 1993 Plan authorized the issuance of up to 250,000 shares of common stock. Under the terms of the 1993 employee stock purchase plan, eligible employees were able to purchase shares of the Company's common stock at 85% of market price, as defined by the 1993 Plan. The term of the 1993 Plan was two years and was divided into four separate semi-annual offerings commencing on July 1, 1993, January 1, 1994, July 1, 1994 and January 1, 1995. In the first offering which commenced on July 1, 1993 and ended on December 31, 1993, 26,957 shares were issued. The second offering, which commenced on January 1, 1994 and ended on June 30, 1994, resulted in the issuance of 18,621 shares in July 1994.

Sequoia Systems, Inc. and Subsidiaries


Note 7      Commitments and Contingencies
- ------
       A.   Lease Commitments
The Company leases equipment, and office space for its headquarters and sales offices under various operating arrangements that expire at various dates through 1998.



In addition, the Company leases certain equipment, office furniture and software licenses under capital leases that mature at various dates through March 1997. At June 30, 1994, minimum payments due under all operating and capital lease arrangements are as follows:

                                            Operating     Capital
                                              Lease        Lease
Fiscal Year                                Commitments  Commitments
                                           ------------------------
       1995                                  1,226,897      148,908
       1996                                  1,015,544      137,452
       1997                                    921,624       57,271
       1998                                    479,740           --
       1999                                      7,830           --
                                            -----------------------
Total minimum lease payments                $3,651,635    $ 343,631
                                            -----------------------
Less--Amount representing interest on
               capital lease                        --       41,625
                                            -----------------------
Present value of minimum lease payments     $       --    $ 302,006
                                           ------------------------

Approximately $2,562,000, $2,580,000 and $1,579,000 were charged to rent expense in fiscal 1992, 1993 and 1994, respectively, under operating lease agreements.

Accumulated amortization on equipment under capital lease amounted to $2,154,000 and $2,507,000 at June 30, 1993 and 1994, respectively.

Sequoia Systems, Inc. and Subsidiaries


       B.   Legal Proceedings

  Three lawsuits were filed against the Company in the United States District Court for the District of Massachusetts in 1992 and were later consolidated into a single class action. The plaintiffs purported to represent a class of persons who purchased the common stock of the Company between July 29, 1991 and December 11, 1992 and alleged that the Company violated (S)10 (b) of the Securities and Exchange Act of 1934 and committed common law fraud by materially overstating its revenue and income for the fiscal quarter ended September 30, 1991, thereafter failing to disclose the alleged need to restate the Company's revenue and income for that fiscal quarter and by agreeing with certain revenue and
earnings projections for the Company made by financial analysts.   On July 30,
1993, the Company entered into a settlement by which all claims asserted by the plaintiffs against the Company, Arthur Andersen & Co., the Company's former auditors, and former executives of the Company were settled. The global settlement provided for a cash payment totaling $3,125,000, of which $1,075,000 was paid by the Company and $2,050,000 was paid by the Company's insurance carrier and the other defendants in the class action litigation. In addition, the Company issued to the plaintiffs $2,875,000 in face amount of a new class of preferred stock, bearing dividends at a rate of 7% per year, payable annually, and convertible into common stock at a conversion price equal to 110% of the average trading price of the Company's common stock during a specified period
prior to the effective date.   The preferred stock was automatically converted
to common stock according to its terms on March 15, 1994 on which date the closing price of the Company's common stock was $6.0625 per share. The agreement was approved by the District Court on September 10, 1993.

       On May 8, 1992, the Securities and Exchange Commission ( the Commission) notified the Company that the Commission staff had begun an informal investigation with respect to the Company's revenue recognition policies. On September 28, 1992, after receiving certain documentation and information requested from the Company, the Commission notified the Company that the Commission had entered a formal order of investigation with respect to these matters. The Company and the Staff of the Commission have reached a preliminary settlement pursuant to which the Company will make no monetary payment. The preliminary settlement is subject to the approval of the Commission.

Sequoia Systems, Inc. and Subsidiaries


Note 8      Significant Customers and Domestic and Export Sales
- ------
The following summarizes significant customers:

                                   Number of                       Percentage
                                   Significant                         of
Years Ended June 30,               Customers          Revenues      Revenues
                                   --------------------------------------------
 1992 (Restated)                      1              12,019,990        19%
 1993                                 1               5,734,533        14%
 1994                                 1               7,614,746        17%

The following summarizes domestic and export sales:

                                          1992          1993           1994
Years Ended June 30,                   (Restated)
                                      -----------------------------------------
Domestic                              $46,722,005   $34,746,487    $35,064,600
Export--
 Europe                                 5,158,064     2,487,618      3,851,306
 Asia                                   8,631,777     1,401,292      3,578,811
 Australia                              1,248,625       933,635      1,331,606
 All other                                827,476     1,449,535        938,867
                                      -----------------------------------------
                                      $62,587,947   $41,018,567    $44,765,190
                                      -----------------------------------------

Percent:
Domestic                                       75%           85%            78%
Export--
 Europe                                         8%            6%             9%
 Asia                                          14%            3%             8%
 Australia                                      2%            2%             3%
 All other                                      1%            4%            2 %
                                      -----------------------------------------
                                              100%          100%           100%
                                      -----------------------------------------

Note 9      Other Assets
- ------
Other assets consist of the following at June 30:

                                                         1993          1994
                                                         ------------------
Software license fees, net
of accumulated amortization
of $225,670 and $310,091 in
1993 and 1994, respectively.                        $   363,383    $    86,429
Other                                                   147,835        127,205
                                                    -----------    -----------
                                                    $   511,218    $   213,634
                                                    -----------    -----------

Sequoia Systems, Inc. and Subsidiaries


Note 10     Accrued Expenses
- -------
Accrued expenses consist of the following at June 30:

                                                           1993           1994
                                                    --------------------------
Accrued compensation and
 benefits                                           $ 1,088,065     $1,798,648
Accrued commissions and
 royalties                                              364,880      1,000,612
Accrued restructuring                                 1,602,904        373,000
Accrued lawsuit settlement                            3,875,000             --
Accrued other                                         3,527,961      3,172,873
                                                    --------------------------
                                                    $10,458,810     $6,345,133
                                                    --------------------------

Note 11     Related Party Transactions
- -------
       A.   Sequoia Systems, Pty. Ltd.
In November 1991, the Company entered into a joint venture, Sequoia Systems Pty. Ltd., with Tricom Group Pty. Ltd. (Tricom). The joint venture, through Tricom, had the right to distribute the Company's products in Australia and New Zealand. The Company purchased 15% of the joint venture and had the right to purchase the joint venture after five years. During fiscal 1993 and 1994, the Company had sales to the joint venture, through Tricom of $933,635 and $1,332,000, respectively. The Company had accounts receivable as of June 30, 1993 and 1994 of $448,397 and 455,393, respectively. The Company had accounted for its investment in the joint venture at cost, but as part of the restructuring charge recorded during fiscal 1993, has subsequently written down the investment to its net realizable value.

The Company has reached agreement with Tricom Group Pty Ltd. and on July 1, 1994, through a newly formed subsidiary, purchased selected assets and the ongoing business operations of the Joint Venture. (See Note 13)


       B.   Hewlett-Packard Company
Under a 1989 stock purchase agreement, Hewlett-Packard Company (Hewlett-Packard) acquired 688,836 shares of the Company's common stock.. In December 1989, the Company entered into an OEM agreement with Hewlett-Packard under which Hewlett-Packard has certain non-exclusive worldwide rights to distribute the Company's systems and the right to obtain a royalty-bearing license to manufacture a specified portion of its requirements for the Company's systems in certain circumstances. The term of the OEM agreement is eight years, subject to renewal provisions. During fiscal 1992, 1993, and 1994, Hewlett-Packard purchased UNIX-based systems and system upgrades with an aggregate purchase price of $2,022,656, $3,821,619, and $569,698, respectively. Also during fiscal 1992,
1993 and 1994, the Company had service and other revenues from Hewlett-Packard of $653,551, $249,136, and $195,011, respectively. The Company had trade accounts receivable as of June 30, 1993 and 1994 of $366,323 and $390,547, respectively.

Sequoia Systems, Inc. and Subsidiaries


Note 12     Selected Quarterly Data (Unaudited)
- -------

The following table presents a summary of the quarterly results for the years ended June 30, 1993 and 1994 (in thousands, except per share amounts):


Fiscal 1993           First     Second     Third     Fourth
                     --------  ---------  --------  ---------

Total revenues       $ 9,916   $ 10,970   $ 9,588   $10,545

Gross profit           3,416      4,608     4,896     5,840

Net income (loss)     (9,190)   (19,611)   (2,982)      750

Net income (loss)
   per share         $ (1.09)  $  (2.32)  $  (.35)  $   .09

Fiscal 1994           First     Second     Third     Fourth
                     --------  ---------  --------  ---------
Total revenues       $10,395   $ 11,080   $10,729   $12,560

Gross profit           5,914      6,708     6,035     7,573

Net income (loss)      1,472      2,377     1,224     3,494
Net income (loss)
   per share         $   .17   $    .24   $   .12   $   .34

Note 13     Subsequent Events
- -------

On July 1, 1994, the Company reached agreement and purchased selected assets and the ongoing business operations of Sequoia Systems (Australia) Pty. Ltd., its joint venture with Tricom Computer. The Company transferred 15% of its ownership to Tricom as part of the agreement.

The Company has also incorporated certain Australian legal entities to operate the business in the same geographical market area. Tricom also agreed to specific noncompete arrangements in selected markets with the Company and/or its subsidiary(s) and further, that the joint venture would be

Sequoia Systems, Inc. and Subsidiaries


liquidated, as defined in the agreement. As of June 30, 1994, the Company had $1,278,000 in cash in an escrow account for the acquisition of the assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Sequoia Systems, Inc.:

Our report on the consolidated financial statements of Sequoia Systems, Inc. and subsidiaries is included on page F-1 of this Amendment No. 2 to the Annual Report on Form10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules for the years ended June 30, 1993 and 1994 listed in the index on page 9 of this Amendment No. 2 to the Annual Report on Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements take as a whole, present fairly, in all material respects, the information required to be included therein.



                                               COOPERS & LYBRAND



Boston, Massachusetts
July 26, 1994

                                                                   SCHEDULE VIII

                             SEQUOIA SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                              ADDITIONS
                                        -----------------------
                           BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE AT
                            BEGINING    COSTS AND      OTHER                          END OF
        DESCRIPTON          OF PERIOD   EXPENSES     ACCOUNTS     DEDUCTIONS (1)      PERIOD
- ------------------------------------------------------------------------------------------------
      JUNE 30, 1992:
- ----------------------
Bad Debt Reserve:           2,045,000    2,037,206      335,000        1,222,639     3,194,567
Inventory Reserve:          2,628,028    1,802,339      496,718          996,933     3,930,152


      JUNE 30, 1993:
- ----------------------
Bad Debt Reserve:           3,194,567    1,180,000      400,000        2,803,923     1,970,644
Inventory Reserve:          3,930,152      600,000            0          760,397     3,769,755(2)


      JUNE 30, 1994:
- ----------------------
Bad Debt Reserve:           1,970,644      (75,000)     300,000          796,906     1,398,738
Inventory Reserve:          3,769,755            0      579,000        1,840,961     2,507,794(2)

 (1) Specific write-offs
 (2) In fiscal 1993, the Company recorded a restructuring charge which included a $4,022,000 adjustment to the carrying value of inventories. In fiscal 1994, the Company sold $900,000 of this previously written-off inventory. Neither the charge nor the subsequent sale, are included on this schedule as the charge represented on adjustment to the carrying value.

                                                                     SCHEDULE IX

                                                      SEQUOIA SYSTEMS, INC.,
                                               SHORT-TERM BORROWINGS

                                                                             Maximum Amount      Average Amount     Weighted Average
                                                         Weighted             Outstanding         Outstanding        Interest Rate
Category of  Aggregate               Balance at End   Average Interest         during the          during the         during the
  Short-term Borrowings                 of Period          Rate                  Period             Period              Period
- ------------------------------------------------------------------------------------------------------------------------------------

      June 30, 1993:
Note payable to a bank                  $1,950,000         7%     (2)          $3,000,000             $2,200,000 (4)      7%

      June 30, 1994:
Note payable to a bank                          $0         8%     (1)          $1,850,000             $1,700,000 (3)      8%

 (1) Borrowings bore interest at 8% from July 1, 1993 through November 1, 1993.
 (2) Borrowings bore interest at 6% from July 1, 1992 through December 31, 1992, then at 8% until June 10, 1993.
 (3) The amount was computed using a monthly average for the 4 months ended October 31, 1993.
 (4) The amount was computed using a monthly average for the 12 months ended June 30, 1993.

                                                   SCHEDULE X

                             SEQUOIA SYSTEMS, INC.
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   ITEM                                                              CHARGED TO
                                                                                     COSTS AND
                                                                                      EXPENSES
YEAR ENDED JUNE 30, 1992:
            Maintenance and repairs                                                    NOTE 1
            Depreciation and amortization of intangible assets,
               noncompete agreements, software licenses fees,
               and leasehold improvements                                              $772,740
            Taxes, other than payroll and income taxes, are property
               and sales tax                                                           NOTE 1
            Royalties                                                                $1,388,174
            Advertising costs                                                          NOTE 1


YEAR ENDED JUNE 30, 1993:
            Maintenance and repairs                                                    NOTE 1
            Depreciation and amortization of intangible assets,
               noncompete agreements, software licenses fees,
               and leasehold improvements                                              $848,294
            Taxes, other than payroll and income taxes, are property
               and sales tax                                                           NOTE 1
            Royalties                                                                  $630,574
            Advertising costs                                                          NOTE 1

YEAR ENDED JUNE 30, 1994:
            Maintenance and repairs                                                    NOTE 1
            Depreciation and amortization of intangible assets,
               noncompete agreements, software licenses fees,
               and leasehold improvements                                              NOTE 1
            Taxes, other than payroll and income taxes, are property
               and sales tax                                                           NOTE 1
            Royalties                                                                  $712,230
            Advertising costs                                                          NOTE 1

NOTE:   Less than 1% of revenues.