Form 10-Q
period 1995-04-02
SEQUOIA SYSTEMS INC
filed 1995-05-16
CIK 724621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the Quarter Ended April 2, 1995

                        Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
            (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                     04-2738973
- --------                                                     ----------
(State or Other Jurisdiction                                 I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

400 Nickerson Road, Marlborough, Massachusetts               01752
- ----------------------------------------------               -----
(Address of Principal Executive Offices)                     (Zip code)

Registrant's telephone number, including area code           (508) 480-0800
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

           YES  X                                            NO__
           ---

     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

           Class                                  Outstanding at April 28, 1995
           -----                                  -----------------------------
     Common Stock,  $.40 par value                        15,140,268

CONSOLIDATED BALANCE SHEETS               SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

ASSETS                                                                                April  2,       June 30,
                                                                                       1995            1994
                                                                                    (unaudited)
                                                                                 ---------------------------------
Current Assets:
    Cash and cash equivalents                                                     $   19,394,676   $   21,024,378
    Accounts receivable, net of allowance for doubtful accounts
     of $1,692,000 at April 2, 1995 and $1,699,000 at June 30, 1994                   17,235,173       11,883,295
    Accounts receivable from related parties                                                   0          875,919
    Inventories                                                                       16,107,046        9,697,903
    Other current assets                                                               1,932,882        1,878,170
                                                                                 ---------------------------------
                                     Total  current assets                            54,669,777       45,359,665
                                                                                 ---------------------------------
Equipment and Improvements, at cost:
    Computer equipment                                                                11,842,935       10,237,475
    Machinery and equipment                                                            4,759,330        4,456,288
    Equipment under capital lease                                                      2,665,660        2,665,660
    Furniture and fixtures                                                             1,308,740        1,189,267
    Leasehold improvements                                                             1,575,768        1,536,995
                                                                                 ---------------------------------
                                                                                      22,152,433       20,085,685
    Less - Accumulated depreciation and amortization                                  17,281,900       15,275,488
                                                                                 ---------------------------------
                                                                                       4,870,533        4,810,197
                                                                                 ---------------------------------

Other Assets                                                                             915,574          239,428
                                                                                 ---------------------------------
Total Assets                                                                      $   60,455,884   $   50,409,290
                                                                                 =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term borrowings on line of credit                                            3,785,000        1,705,000
    Current maturities of long-term debt                                                 666,667          666,667
    Current portion of capital lease obligations                                         120,528          111,646
    Accounts payable                                                                   9,301,719        6,382,884
    Accrued expenses                                                                  10,666,546        9,410,498
    Deferred revenue                                                                   1,084,102          813,375
                                                                                 ---------------------------------
                                     Total current liabilities                        25,624,562       19,090,070
                                                                                 ---------------------------------

Obligations Under Capital Lease, net of current portion                                   98,821          190,360
Long-term debt                                                                         1,176,145        1,644,945
                                                                                 ---------------------------------
Total long-term obligations                                                            1,274,966        1,835,305
                                                                                 ---------------------------------
Stockholders' Equity:
    Preferred stock, $.40 par value:
     Authorized--11,453,000 shares at April 2, 1995 and June 30, 1994
     Issued--none
    Common stock, $.40 par value:
     Authorized--35,000,000 shares at April 2, 1995 and June 30, 1994
     Issued and outstanding 15,139,900 shares at April 2, 1995,
     and 14,899,619 shares at June 30, 1994                                            6,055,960        5,959,848
    Additional paid-in capital                                                        79,356,992       79,051,687
    Accumulated deficit                                                              (51,997,638)     (55,564,818)
    Cumulative translation adjustment                                                    141,042           37,198
                                                                                 ---------------------------------
                                     Total stockholders' equity                       33,556,356       29,483,915
                                                                                 ---------------------------------
Total Liabilities and Stockholders' Equity                                        $   60,455,884   $   50,409,290
                                                                                 =================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

(Unaudited)
                                                         For the three months ended,                  For the nine months ended,
                                                           April 2,         April 3,                    April 2,        April 3,
                                                            1995             1994                        1995            1994
                                                      ---------------------------------            --------------------------------
Revenues
    Product                                               $26,951,284      $18,865,183                $66,004,379      $56,241,161
    Service                                                 3,693,475        3,177,169                 11,170,883       10,060,924
    Other                                                           0            8,022                     11,981          153,573
                                                      ---------------------------------            --------------------------------
             Total revenues                                30,644,759       22,050,374                 77,187,243       66,455,658

Cost of Revenues
    Product                                                15,033,653       10,437,789                 35,532,825       30,616,921
    Service and other                                       1,961,389        1,695,476                  5,932,232        4,799,596
                                                      ---------------------------------            --------------------------------
             Total cost of revenues                        16,995,042       12,133,265                 41,465,057       35,416,517

             Gross profit                                  13,649,717        9,917,109                 35,722,186       31,039,141

Research and Development Expenses                           3,408,364        2,957,902                  9,544,202        8,571,541
Selling, General and Administrative Expenses                9,084,055        5,525,405                 21,968,224       15,864,850
                                                      ---------------------------------            --------------------------------
             Total operating expenses                      12,492,419        8,483,307                 31,512,426       24,436,391

             Income from operations                         1,157,298        1,433,802                  4,209,760        6,602,750

Interest Income                                               213,793          101,164                    604,919          250,174
Interest Expense                                             (127,482)        (139,546)                  (273,974)        (560,091)
Other Income (Expense)                                       (109,277)          17,203                    (35,254)          38,086
                                                      ---------------------------------            --------------------------------
             Income before provision for
             income taxes                                   1,134,332        1,412,623                  4,505,451        6,330,919

Provision for Income Taxes                                    301,371          104,595                    945,350          416,588
                                                      ---------------------------------            --------------------------------
             Net income                                      $832,961       $1,308,028                 $3,560,101       $5,914,331
                                                      =================================            ================================

Net Income Per Common and Common Share Equivalent               $0.05            $0.08                      $0.23            $0.39
                                                      =================================            ================================

Weighted Average Number of Common and Common Share
    Equivalents Outstanding                                15,563,679       15,615,067                 15,575,353       15,017,055
                                                      =================================            ================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                 SEQUOIA SYSTEMS, INC.AND
(Unaudited)                                           SUBSIDIARIES

For the nine months ended,                                                      April 2,        April 3,
                                                                                  1995            1994
                                                                            ------------------------------

 Cash Flows From Operating Activities:
    Net Income                                                                 $3,560,101      $5,914,331
Adjustments to reconcile net income to
  net cash provided by (used in ) operating activities--
    Depreciation                                                                2,006,412       2,245,135
    Amortization                                                                  (76,928)        180,723
    Provision for bad debts                                                       136,049         140,503
    Changes in assets and liabilities:
          Accounts receivable                                                  (5,437,927)       (773,166)
          Accounts receivable from related parties                                875,919         415,931
          Accounts receivable, long-term                                                           50,000
          Accrued interest included in long-term debt                              31,200          27,970
          Inventories                                                          (6,409,143)      2,111,866
          Federal income taxes receivable/prepaid                                 256,370         (91,836)
          Deferred tax assets                                                    (378,438)
          Other current assets                                                     17,356         107,574
          Accounts payable                                                      2,918,835         277,709
          Accrued expenses                                                      1,256,048         162,910
          Deferred revenue                                                        270,727          94,318
                                                                            ------------------------------
                 Net cash provided by (used in)
                   operating activities                                          (973,419)     10,863,968
                                                                            ------------------------------
Cash Flows From Investing Activities:
    Purchase of equipment and improvements                                     (2,066,747)     (1,038,595)
    Decrease (increase) in other assets                                          (599,218)        129,486
                                                                            ------------------------------
                 Net cash provided by (used in)
                   investing activities                                        (2,665,965)       (909,109)
                                                                            ------------------------------
Cash Flows From Financing Activities:
    Repayment of obligations under capital leases                                 (82,657)       (164,587)
    Short-term debt                                                             2,080,000      (1,240,000)
    Long-term debt                                                               (500,000)       (732,969)
    Payment of Cash Dividend                                                                      (60,569)
    Proceeds from issuance of common stock                                        401,417         283,239
                                                                            ------------------------------
                 Net cash provided by (used in) financing activities            1,898,760      (1,914,886)
                                                                            ------------------------------
    Effect of exchange rates on cash                                              110,921         (50,669)
Net Increase (Decrease) in Cash and Cash Equivalents                           (1,629,703)      7,989,304

Cash and Cash Equivalents, beginning of year                                   21,024,378      10,879,134
                                                                            ------------------------------
Cash and Cash Equivalents, end of year                                        $19,394,675     $18,868,438
                                                                            ==============================
Supplemental Disclosures of Noncash Investing
   and Financing Activities:
    Issuance of convertible preferred stock in settlement
       of class action lawsuit                                                         --      $2,875,000
    Release of restricted cash for:
          Class action settlement                                                      --      $1,000,000
          Repayment of note payable to bank                                            --      $1,950,000
          Repayment of obligations under capital leases                                --      $1,039,249

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
          Interest                                                               $272,509      $1,054,431
          Income taxes paid (refunds received)                                  1,022,766         462,346

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)


NOTE 1   BASIS OF PRESENTATION
- ------

      The financial statements included herein have been prepared by Sequoia Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, filed with the Commission on September 7, 1994, as amended by Amendment No. 1 on Form 10K/A, filed with the Commission on October 27, 1994, and as further amended by Amendment No. 2 on Form 10-K/A, filed with the Commission on February 10, 1995.

      This information includes all adjustments, (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and nine months ended April 2, 1995, are not necessarily indicative of results to be expected for the entire year.


NOTE 2   MERGER AND STOCK PURCHASE
- ------

      On November 9, 1994, the Company and its acquisition subsidiary entered into a definitive merger and stock purchase agreement with SPCO, Inc. and Keystone International, Inc., by which the Company acquired SPCO, Inc., Texas Microsystems, Inc. and Texas Microelectronics, Inc. and their respective subsidiaries (the "TMI Group") (collectively the "Transaction"). On March 31, 1995, the Transaction was consummated and the Company issued 5,272,994 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group.

      The Transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group. The terms of the Transaction are fully described in the Company's Registration Statement on Form S-4 (file No. 33-54777) under the Securities Act of 1933, filed with the Securities and Exchange Commission on February 21, 1995 and amended on February 24, 1995.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidaries
            (unaudited)


      Total transaction costs of approximately $2,134,000 were expensed as incurred in the first nine months, of which $1,472,000 were expensed in the three months ending April 2, 1995. These transaction costs included fees to financial advisors and legal, accounting, printing and other related expenses incurred by the Company and the TMI Group.

      The following information presents certain income statement data of Sequoia Systems and the TMI Group for the periods prior to the Transaction. The consummation of the Transaction was substantially coincident with the fiscal third quarter 1995 closing.

                           Sequoia Systems        TMI Group             Total    .
                           ---------------        --------------        ----------

REVENUES FOR:
Three months ending:
       April 2, 1995       $11,001,000            $19,644,000           $30,645,000
       April 3, 1994        10,729,000             11,321,000            22,050,000

Nine months ending:
       April 2, 1995        32,850,000             44,337,000            77,187,000
       April 3, 1994        32,205,000             34,251,000            66,456,000

Year ending June 30:
       1994                 44,765,000             47,061,000            91,826,000
       1993                 41,019,000             40,304,000            81,323,000



                           Sequoia Systems        TMI Group             Total    .
                           ---------------        --------------        ----------
NET INCOME FOR:
Three months ending:
       April 2, 1995       $   304,000 (1)        $   529,000 (1)       $   833,000 (1)
       April 3, 1994         1,224,000                 84,000             1,308,000

Nine months ending:
       April 2, 1995         2,097,000 (2)          1,463,000 (2)         3,560,000 (2)
       April 3, 1994         5,073,000                841,000             5,914,000

Year ending June 30:
       1994                  8,567,000              1,914,000            10,481,000
       1993                (31,033,000)               152,000           (30,881,000)

(1) includes pre-tax expenses related to the Transaction of $779,000 for Sequoia Systems and $693,000 for the TMI Group for the three months ended April 2, 1995
(2) includes pre-tax expenses related to the Transaction of $1,236,000 for Sequoia Systems and $898,000 for the TMI Group for the nine months ended April 2, 1995

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
           (unaudited)



NOTE 3   INVENTORIES
- ------

      Inventories are stated at the lower of cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:


                         April 2,         June 30,
                           1995             1994
                       -----------------------------
Raw materials          $ 8,078,000      $ 4,837,000
Work-in-process          4,881,000        2,772,000
Finished goods           3,148,000        2,089,000
                        ----------------------------
                       $16,107,000       $9,698,000
                       =============================


NOTE 4   NET INCOME PER SHARE
- ------

      For the three and nine month periods ended April 2, 1995, and April 3, 1994, respectively, net income per share was based on the weighted average number of common and common share equivalents outstanding during the period,
computed in accordance with the treasury stock method.   Included in the
calculation for both periods are 5,272,944 common shares issued on March 31,
1995, to consummate the  Transaction discussed in note 2.   Primary and fully
diluted earnings per share are not separately stated as they are substantially the same.


NOTE 5   BANK DEBT
- -------

      As of March 31, 1995, Sequoia Systems, Inc., State Street Bank and Trust Company and Texas Commerce Bank, National Association entered into a revolving credit agreement providing for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%. The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. At April 2, 1995, no amount was outstanding under this agreement.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
              (unaudited)


      Sequoia Systems, Inc. through its subsidiary Texas Microsystems, Inc. had a $2,000,000 term loan, payable in equal monthly installments based on a three-year amortization with the balance due on June 1, 1997. At April 2, 1995, $1,444,000 was outstanding under this term loan. Sequoia Systems, Inc. through its subsidiary Texas Microsystems, Inc. also had a $4,000,000 revolving line of bank credit. At April 2, 1995, Texas Microsystems, Inc. had borrowed $3,785,000 under this line of credit. There were various financial ratios and other restrictive covenants governing the borrowing arrangements. The term note and line of credit were collateralized by substantially all of the assets of TMI and
the personal guarantees of two former shareholders of SPCO, Inc.   Subsequent to
the third quarter, 1995, Sequoia Systems, Inc. paid down fully all bank debt of Texas Microsystems, Inc. totaling $5,229,000 and terminated these agreements.


NOTE 6   LEGAL PROCEEDINGS
- ------

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

      On February 16, 1995, the Commission and the Company reached a final settlement pursuant to which no monetary payment was required of the Company.


NOTE 7   SIGNIFICANT CUSTOMERS
- -----

      During the three months and nine months ended April 2, 1995, sales to one customer, DSC Communications Corporation represented 25% and 13% of revenues, respectively. During the three months ended April 3, 1994, sales to one customer, CSC Healthcare Systems represented 10% of revenues. During the nine month period ended April 3, 1994, no sales to one customer represented more than 10% of revenues.


NOTE 8   OTHER EVENTS
- -----

      On July 1, 1994, the Company reached agreement with Tricom Group Pty. Ltd. ("Tricom") and purchased selected assets and the ongoing business operations of its joint venture with Tricom for cash totaling $1.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 31, 1995, the Company completed a Transaction pursuant to which the Company acquired SPCO, Inc., along with its subsidiaries Texas Microsystems, Inc. and Texas Microelectronics, Inc. (the "TMI Group"). The Transaction has been accounted for as a pooling of interests and, accordingly, all financial data contained herein has been restated to include the accounts of the TMI Group for all periods presented.

Sequoia Systems, Inc. provides Motorola based systems and upgrade products for the on-line Transaction processing and other interactive applications in which
system availability, fast response times and data integrity are critical.   With
the acquisition of the TMI Group, the Company's expanded business lines also include ruggedized, mission-critical computers, both SPARC and Intel based, for the industrial market and Bellcore Network Equipment Building Specifications
(NEBS) compliant products specifically designed for the telecommunications market.


RESULTS OF OPERATIONS

REVENUES
- --------

The Company's revenues increased by 39% to $30,645,000 for the three months ended April 2, 1995 from $22,050,000 for the three months ended April 3, 1994. The higher revenue resulted from a 43% increase in product revenues and a 16% increase in customer service revenues.

The Company's revenues increased by 16% to $77,187,000 for the nine months ended April 2, 1995, from $66,456,000 for the nine months ended April 3, 1994. This is attributable to a 17% increase in product revenues and a 11% increase in customer service revenues.

The growth in product revenues is attributable to the increased sales of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market. For the three months ended April 2, 1995, the growth in product revenues was caused primarily by significantly higher demand by one customer, from which such demand is not expected to continue at this level in the near term. Sales of ruggedized Intel based products for the industrial market displayed a modest increase and sales of Motorola based systems and upgrade products for the on-line Transaction processing market increased slightly from the comparative periods of 1994.

The increase in customer service revenues was largely a result of the service revenue stream generated from the Company's acquisition on July 1, 1994 of selected assets and the ongoing business operations of its former Australian distributor by a newly formed Australian subsidiary.

During the three and nine months ended April 2, 1995, sales to one customer, DSC Communication Corporation, represented 25% and 13% of total revenues. For the previous year, during the three months ended April 3, 1994, sales to one customer, CSC Healthcare Systems, Inc. represented 10% of total revenues. For the nine months ended April 3, 1994, there were no sales to any customer that represented over 10% of total revenues.

Sales outside the United States comprised $6,780,000 or 22% of total revenues for the three months ended April 2, 1995, as compared to $4,869,000 or 22% of total revenues for the three months ended April 3, 1994. These increases were primarily attributable to the additional revenues provided from the new Australian subsidiary and to increased sales volume of ruggedized products to Western Europe.

The Company believes that certain VAR's in the healthcare market and customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in the relationship with, performance by or loss of such customers could have a significant effect on the Company's revenues and operating results.

Motorola based product revenues consisted of sales of expansion systems, or upgrades, to existing customers with increased information processing requirements rather than systems sales to new customers. While sales of such expansion systems have provided a reliable source of revenues during periods when sales to new customers have been particularly slow, those revenues will likely decline if the Company does not develop additional upgrades or features of these products for existing customers.

The Company's future success will also depend in part on the development of new products and the ability of current and the willingness of future licensees to develop products and technology that may be marketed and sold by the Company, or which provide royalty income for the Company.

The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. The Company believes that part of its success in the future will depend upon its ability to develop, manufacture and market products which meet changing user needs in these markets and which successfully respond to technological changes in architectural standards on a cost-effective and timely basis.


GROSS MARGIN
- ------------

The Company's gross margin remained relatively unchanged at 45% for the three months ended April 2, 1995 and April 3, 1994.

Gross margin declined by 1% to 46% for the nine months ended April 2, 1995, from 47% for the nine months ended April 3, 1994. The decrease in gross margin was due to decreases in customer service margins, over the first half of fiscal 1995, leading to a 6% decrease in service margins for the comparative nine months to 47% for the nine months ended April 2, 1995 from 53% for the nine months ended April 3, 1994. This is caused by both (i) lower service pricing for higher reliability VME-based products and (ii) increases in staffing within the product support group and the recently-formed professional service group which has not contributed substantially to revenues due to its start-up status.


RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------

The Company's research and development expenses increased 15% and 11% to $3,408,000 and $9,544,000, respectively, for the three and nine months ended April 2, 1995 from $2,958,000 and $8,572,000 for the three and nine months ended April 3, 1994. These increases resulted primarily from investments made to support a joint development program with Novell, Inc., increased spending on projects to further expand CPU product offerings and the development of products for the telecommunications market.

Research and development expenses as a percentage of revenues decreased to 11% for the three months ended April 2, 1995, from 13% for the three months ended April 3, 1994 primarily as a result of the much higher revenues in the recent three month period. This spending percentage is expected to return to the previously higher level in the future.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
- ---------------------------------------------

Selling, general and administrative expenses increased 64% and 39% for the three and nine months ended April 2, 1995 to $9,084,000 and $21,968,000 from $5,525,000 and $15,865,000, respectively, for the three and nine months ended April 3, 1994. These operating expense increases were primarily the result of four factors: expenses related to the Transaction, increased selling expenses related to the higher revenue volume, increased advertising and marketing programs, and additions in personnel.

The Company incurred $1,472,000 and $2,134,000 in the three and nine months ended April 2, 1995, respectively, for expenses in connection with the completed acquisition of the TMI Group, related to fees to financial advisors and for legal, accounting and printing costs. As a result of the increase in sales volume, related expenses of commissions and external VAR fees increased for the comparative periods. Corporate advertising increased and marketing promotion programs were initiated related to new products and the expansion of sales
channels.   Personnel increases were focused on expanding distribution channels in the U.S. telecommunications market and staffing expenses incurred by the Australian subsidiary which had not yet been formed in fiscal 1994.


OPERATING INCOME
- ----------------

The Company reported operating profits of $833,000 and $3,560,000 during the three and nine months ended April 2, 1995, as compared to operating profits of $1,308,000 and $5,914,000 during the three and nine months ended April 3, 1994. The decreases in operating profit were primarily the result of reduced service margins, the costs relating to the completion of the Transaction and other increases in operating expenses.


OTHER INCOME (EXPENSE)
- ----------------------

The Company had interest income of $214,000 and $605,000 for the three and nine month periods ended April 2, 1995, compared to interest income of $101,000 and $250,000, respectively, for the same periods ended April 3, 1994. The increase in interest income resulted from higher cash and short-term investment balances at higher interest rates and lower capital lease obligations during the three and nine months ended April 2, 1995.

The Company had interest expense of $127,000 and $274,000 for the three and nine month periods ended April 2, 1995 compared to interest expense of $140,000 and $560,000, respectively, for the same periods ended April 3, 1994. The decreases reflected the restructuring of debt for the TMI Group using proceeds of a three year term bank note and revolving credit facility to repay a subordinated note to Keystone International on June 7, 1994, which bore substantially higher cost funds.

Translation amounts, recorded in accordance from FASB 52 accounted for substantially all of the other income (expense), as a result of currency fluctuations in the countries in which the Company conducted business.


INCOME TAXES
- ------------

The Company booked provisions for income taxes of $301,000 and $945,000 in the three and nine months ended April 2, 1995, respectively and $105,000 and
$417,000 for the three and nine months ended April 3, 1994.   These tax
provisions reflect the combination of the pre-merger Sequoia Systems, Inc.'s provisions for income taxes for federal alternative minimum tax and state tax liabilities, and the pre-merger tax provisions of the TMI Group. The consolidated tax rate for subsequent periods is expected to reflect the benefits of Sequoia Systems, Inc. net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

At April 2, 1995, the Company had cash and cash equivalents and working capital of $19,395,000 and $29,045,000, respectively, compared to cash and cash equivalents and working capital of $21,024,000 and $26,270,000 at June 30, 1994. The reduction in cash was largely due to the acquisition of the net assets of
the Company's Australian distributor on July 1, 1994 for $1,100,000.   The
increase in working capital was due predominantly to higher levels of inventories and receivables at April 2, 1995, relating to the higher revenue levels sustained and the introduction of new system level products.

At April 2, 1995, the Company's net accounts receivable totaled $17,235,000 as compared to $12,759,000 at June 30, 1994. The Company's days sales outstanding at April 2, 1995, calculated on net accounts receivable, was 51 days compared to 45 days at June 30, 1994. The increase is directly related to increased revenue achievement.

Inventories including customer spares have increased to $16,107,000 at April 2, 1995 from $9,698,000 at June 30, 1994, due to the purchase of inventory as part of the acquisition of the Australia distributor and the procurement of inventories associated with the introduction of new products, higher revenue levels and backlog. The Company expects to reduce its inventory during the fourth quarter, 1995 unless there are significant deviations from planned revenue levels.

Capital expenditures, totaling $2,067,000 during the nine months ended April 2, 1995, were primarily for computer equipment including the capitalization of internally manufactured systems and for software licenses.

At April 2, 1995, the Company had remaining obligations of approximately $221,000 for leases and engineering service contracts related to its restructuring charge in December 1992. The Company believes that the ultimate settlement of these remaining obligations related to the restructuring will not materially impact the Company's liquidity.

The Company terminated its previous credit line with State Street Bank and Trust Company and in connection with the completion of the Transaction, on March 31, 1995, the Company, State Street Bank and Trust Company and Texas Commerce Bank, National Association, entered into a new credit agreement that provides for maximum borrowings of $20,000,000.

At the Company's option, loans may be drawn down subject to two alternatives:
(i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%. The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. At April 2, 1995, no amount was outstanding under this agreement.

On June 7, 1994, Sequoia Systems, Inc. through its subsidiary Texas Microsystems, Inc., borrowed $2,000,000 from the Texas Commerce Bank under a three year term loan. At April 2, 1995, $1,444,000 was outstanding under this agreement. Sequoia Systems, Inc. through its subsidiary Texas Microsystems, Inc. also had a $4,000,000 revolving line of credit with Texas Commerce Bank.
At April 2, 1995,  $3,785,000 was outstanding under this agreement.   Subsequent
to the third quarter, 1995, Sequoia Systems, Inc. paid down fully all bank debt of Texas Microsystems, Inc. totaling $5,229,000.

The Company believes that the present cash and cash equivalents balances and cash flows from operations are adequate to meet foreseeable cash requirements for working capital and capital expenditures.

                                    Part II
                               Other Information



Item 1.   Legal Proceedings.

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

      On February 16, 1995, the Commission and the Company reached a final settlement pursuant to which no monetary payment was required of the Company.



Item 4.   Submission of Matters to a Vote of Security Holders.

      At the Company's Special Meeting of Stockholders held on March 29, 1995, the following proposals were adopted by the vote specified below:

      Proposal 1    Approve the Merger & Stock Purchase Agreement dated
                    November 9, 1994

                                                                Broker
               For            Against          Abstain          No Vote
               ----           -------          -------          -------
               5,570,655         202,067           57,005       2,958,760

      Proposal 2    Approve the Amendment to Sequoia's Restated Certificate
                    of Incorporation

                                                                Broker
               For            Against          Abstain          No Vote
               ----           -------          -------          -------
               8,230,982          470,895          86,620          0

      Proposal 3   Election of Directors

                         For             Withheld from
                         Nominee         Nominee
                         --------        -------
      Dean C. Campbell   8,361,652       426,845

      John F. Smith      8,429,667       358,830


      Proposal 4   Approve the Amendment to the Company's 1986 Incentive
                   Stock Option Plan and Supplemental Stock Option Plan

                                                                Broker
               For            Against          Abstain          No Vote
               ----           -------          -------          -------
               3,812,594      1,870,480        153,522          2,951,901


      Proposal 5   Approve the Amendment to the Company's 1993 Employee
                   Stock Purchase Plan

                                                                Broker
               For            Against          Abstain          No Vote
               ----           -------          -------          -------
               5,064,130      616,813          155,653          2,951,901


      Proposal 6   Adoption of the 1995 Outside Directors' Stock Option Plan

                                                                Broker
               For            Against          Abstain          No Vote
               ----           -------          -------          -------
               4,549,967      1,098,167        188,462          2,951,901


      Proposal 7   Ratification of the appointment of Coopers & Lybrand L.L.P.
                   as the Company's Independent Accountants

               For            Against          Abstain
               ----           -------          -------
               8,606,648      75,875           105,974

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

    10.31 Credit Agreement dated March 31, 1995 by and between State Street Bank and Trust Company, Texas Commerce Bank, National Association and Sequoia Systems, Inc.

       27   Financial Data Schedule

      (b)   Reports on Form 8-K
            On April 14, 1995, the Company filed a Current Report on Form 8-K (the "Form 8-K"), dated March 31, 1995, announcing completion of the Company's acquisition of the TMI Group

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May 16, 1995


Sequoia Systems, Inc.

By:   /s/ Richard B. Goldman
   -----------------------------------
Richard B. Goldman
Vice President of Finance,
Chief Financial Officer