Form 10-K405
period 1995-06-30
SEQUOIA SYSTEMS INC
filed 1995-09-26
CIK 724621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1995

                         Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                              04-2738973
- --------                                              --------------
(State or Other Jurisdiction                          (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)

400 Nickerson Road, Marlborough, Massachusetts        01752
- ----------------------------------------------        -----
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code    (508) 480-0800
                                                      --------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.40 per share
                    ---------------------------------------

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


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                                  Page 1 of ____ pages
                                                  Exhibit Index appears on p.38.
                                                                             ---

          The approximate aggregate market value of the voting stock held by non-affliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq on August 15, 1995, was $77,702,723

          The number of shares outstanding of the Registrant's common stock, $.40 par value per share, as of August 15, 1995 was approximately 15,289,856.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following document is incorporated by reference in the following part of this Form 10-K: information required in Items 10, 11, 12 and 13 Part III, of this Annual Report on Form 10-K is incorporated from the Proxy Statement relating to the 1995 annual meeting of stockholders of the Company.

                                    PART I

  ITEM 1.      BUSINESS

  Sequoia Systems, Inc. ("Sequoia" or the "Company") designs, manufactures and markets differentiated computer systems, servers, microcomputers and central processor unit ("CPU") boards for critical information processing environments that require the highest degree of data reliability and availability. These products are based on industry standard components from the Intel Corporation ("Intel"), Sun Microsystems, Inc. and Motorola Inc., with Sequoia-developed technology added to provide fault tolerance and ruggedness as required by the application or user environment. The Company supports its customers with a full range of services, including professional services and hardware and software maintenance support.

  On March 31, 1995, the Company completed a merger and stock purchase pursuant to which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries Texas Microsystems, Inc. and Texas Micro Electronics, Inc. and their respective subsidiaries ("the TMI Group"). The Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group. The Transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group.

  Sequoia was incorporated in Delaware in September, 1981. Sequoia's principal executive offices are located at 400 Nickerson Road, Marlborough, Massachusetts 01752. The Company's telephone number is (508) 480-0800.


  Industry Background

  In January 1995, the Standish Group, an industry research organization, published a report on the need for computer system availability within MIS operations in the United States. Their results stated that the "... demand for around the clock IT (information technology) operations is being fueled by the need to meet customer requirements and meet or beat the competition."

  According to the Standish Group survey, 12.1% of Enterprise applications currently run 24 hours a day. This proportion will increase two fold by 1996 to 24.9%. Nearly one-third of these applications will require almost constant availability, i.e., a maximum allowable downtime of 0 to 3 seconds in any given day.

  Many of these computers must also operate in unusual environments -- somewhere other than a desktop or a computer room. Today, computers are being used more frequently in field environments and on factory floors -- places where information is increasingly being put into digitized form onto computers. The need to quickly and accurately process information in these environments is often no less pressing than within a traditional corporate MIS environment. Therefore, the computers used in the field and on the factory floor must be environmentally rugged enough to withstand the conditions that typically exist in these environments -- greater extremes of vibration, temperature, dust, humidity, etc.

  Accordingly, the Company believes that continuous system availability and data integrity is an increasingly important requirement to business enterprises of all sizes. Sequoia meets this need with fault-tolerant and high availability products and ruggedized microcomputers.


  Company Strategy

  Sequoia operates in the computer hardware segment of the industry, while specifically addressing expanding market requirements for greater system availability. Sequoia provides Motorola-based and Intel-based systems and upgrade products for the on-line transaction processing market ("OLTP") and for interactive computing environments. With the acquisition of Texas Microsystems, Inc., Sequoia's expanded business lines also include ruggedized, mission-critical computers, both SPARC and Intel-based, for the industrial market, as well as Bellcore Network Equipment Building Specifications ("NEBS") compliant products specifically designed for the telecommunications market. Sequoia also makes its open systems technology available to global partners through licensing agreements. The objective of these licensing agreements is to take advantage of the greater research and development capabilities of such partners to produce expanded features that can broaden the market for Sequoia's computer products.

  Sequoia's business strategy incorporates the following key elements:

  Product Differentiation
  -----------------------

  Sequoia differentiates its products from commercial computers marketed by larger competitors by focusing on market niches where highly available hardware is required to meet the more rigorous demands of the application. Sequoia has applied fault-tolerant and ruggedization strategies to systems and desktop personal computers ("PC"s) and has adapted SPARC workstations and PC's to the NEBS central office telecommunications environment.

  Focus on Targeted Vertical Markets
  ----------------------------------

  Sequoia has focused on a limited number of vertical markets. In particular, Sequoia has developed strong customer relationships through both Value Added Reseller ("VAR") and Original Equipment Manufacturer ("OEM") channels in the telecommunications, industrial, health care claims processing, retail distribution and financial services markets.

  Technology Licensing and Strategic Partnerships
  -----------------------------------------------

  Sequoia licenses its patented fault-tolerant technology to companies in computer-related industries. Prospective candidates for the licensing of Sequoia's technology are companies that desire or need greater reliability in their computer-related hardware or software products. These companies recognize that a growing number of their customers depend on their products for continuous access to accurate information. Sequoia's current licensing arrangements include Toshiba Corporation, Samsung Electronics Co., Ltd. and Novell, Inc. Sequoia intends to seek opportunities to form additional strategic alliances, including potential acquisitions.

  Customer Support, Training and Professional Services
  ----------------------------------------------------

  Sequoia's Customer Service Operation has a 24-hour, seven-day a week, worldwide telemaintenance and support capability whereby customer Enterprise systems are continuously monitored by various support systems. Technical support operations also provide telephone troubleshooting service for end user customers and distributors. Sequoia offers a broad array of training and other professional services to assist its customers in maximizing the return on their investment in Sequoia's products.


  Products

  Sequoia develops, markets, sells, manufactures, and services systems that meet critical business requirements for Enterprise computing. Sequoia also provides ruggedized microcomputers and components that can withstand harsh conditions. Today's products range from ruggedized microcomputers and components, primarily Intel and SPARC-based, to larger Enterprise systems that are migrating from Motorola 68040-based to Intel-based microprocessors. In fiscal 1996, Sequoia will begin offering Intel-based, highly available Enterprise systems which are designed to recover quickly from failures with a minimum loss of data.

  Enterprise Server Products
  --------------------------

  Sequoia's fault-tolerant and highly available systems are based on industry-standard technologies combined with patented fault-tolerant techniques to address the needs of the OLTP market. The requirement for immediate access to data created the market for OLTP systems. In order to address the needs of a distributed computing environment, Sequoia is expanding its product line to newer technologies based on Intel microprocessors. Intel-based Enterprise systems, which can be used as a server in a client/server distributed computing network, will allow Sequoia to provide industry-standard products compatible with all major databases and software applications, increasing Sequoia's market opportunities. Sequoia's Enterprise systems include the following features:

  Industry-Standard Compatibility
  -------------------------------

  By using industry-standard components (such as Motorola and Intel microprocessors), operating systems (UNIX), database technologies (Pick), communications and peripheral devices and protocols (X.25, Ethernet), Sequoia's systems can be integrated easily into a wide variety of computing environments and can support new technologies and services without significant system redesign.

  System Architecture, Modularity and Expandability
  -------------------------------------------------

  The architecture of Sequoia's fault-tolerant systems is designed to provide the user with continuous and reliable computer availability and to address the high performance requirements of computer-intensive, on-line applications. Sequoia's Series 500 and 440 systems achieve fault tolerance and high performance with a tightly coupled symmetric multiprocessing architecture consisting of multiple processors that share memory and are managed by a single operating system, based on UNIX. Through this design, tasks are automatically and efficiently distributed over all available processors, which allows the Sequoia platform to support a large number of users. The Sequoia architecture enables customers to expand incrementally the processing power and capacity of their systems by adding processors, memory elements and peripheral devices as needed. Sequoia's Intel-based systems can also be tailored to handle a large number of users, simply by adding the appropriate disk capacity, memory and terminals.

  Data Integrity
  --------------

  Sequoia's Series 500 and 440 fault-tolerant hardware design, coupled with Sequoia's UNIX-compatible operating environment are designed to provide continuous system availability and data integrity. If a hardware fault is detected, the faulty module is automatically taken out of service and the operating system returns the system to normal operations without loss of data or program continuity. If the error was due to a transient fault, the module is returned to service. The detection, isolation and correction of the fault all occur automatically without requiring the user's intervention.

  Operating Systems
  -----------------

  Sequoia's Series 500 and 440 are Motorola-based products based on TOPIX, Sequoia's proprietary version of the UNIX operating system. Although UNIX was originally developed to work with standard uniprocessor systems, Sequoia designed TOPIX for high-performance OLTP applications in a symmetric multiprocessor fault-tolerant environment, while still adhering to the industry standards defined for UNIX. Sequoia's SES100/110 Intel-based products will run in SEQUOIApro, a native Pick mode operating environment.

  Product Line Models
  -------------------

  Sequoia's current computer system product lines include the fault-tolerant Motorola-based Series 440, Series 500 and the high reliability Intel-based Sequoia Enterprise Servers, models 100 and 110. In a fault-tolerant system, all faults are detected, isolated and fully recovered, transparent to the end-user applications. Faults can range from transient power fluctuations to hardware component failures; data storage device outages to communications line errors; known software 'panics' to transient error conditions within the operating system. A fault-tolerant system will protect the end-user from an interruption in application processing.. Sequoia currently addresses high reliability by engineering robust systems with higher mean-time-between-failure ("MTBF") characteristics and lower mean-time-to-repair ("MTTR") features.

  The Series 440 system is the successor to Sequoia's Series 100, Series 200, Series 300 and Series 400 systems. The Series 440 is a complete computer system consisting of electronics, peripherals, communications interfaces and system software. The Series 440 is based on the Motorola 68040 microprocessor. The Series 500, a successor of the S40, and also based on the Motorola 68040 microprocessor, offers a lower priced entry to fault-tolerant systems, as well as a number of new operating features.

  The Sequoia Enterprise Server SES/100, Intel-based, is a mini-tower computer designed to maintain high reliability for critical applications. It contains a passive back-plane, allowing easy enhancements to the system performance and upgradability. The Sequoia Enterprise Server SES/110 tower computer, also Intel-based, provides greater expansion capabilities over the SES/100. It is intended for those sites requiring large disk capacity and flexibility in peripheral selection.

  The end-user list price of a Series 440 ranges from approximately $300,000 to more than $5,000,000, depending upon the configuration. The Series 500 base configuration starts at $86,000. The Sequoia Enterprise Servers, SES/100 and SES/110, range from an entry level average list price of $17,500 to $70,000 at the high end of the configuration. Sequoia typically offers discounts from its list prices to resellers and customer in order to meet competitive conditions.


  Ruggedized Products
  --------------------

  Sequoia focuses its ruggedized products on critical applications in the industrial and telecommunications markets. Characterized by rigorous environments and the need for unattended, uninterrupted operations, Sequoia's Intel and SPARC based microcomputers are designed to withstand wide temperature ranges, shock, vibration, dirty air, moisture and electromagnetic and radio frequency interference ("EMI/RFI"). Sequoia has adapted SPARC technology that is NEBS compliant and is the leading supplier of SPARC based products to the telephone central office industry. Sequoia has also developed ruggedized mobile and vehicle mounted computers and has broadened its market opportunities by developing a range of fault-tolerant features for the PC. These ruggedized products platforms feature:

  Industry Standard Compatibility
  -------------------------------

  The Company's passive backplane PC's are fully compatible with standard PC operating systems, peripherals and application software. SPARC based products are also fully compliant with Sun Microsystems operating systems and peripherals.

  Modularity
  ----------

  The Intel-based passive backplane systems provide for much greater expandability than the generic motherboard. These systems can be configured with from 5 to 20 expansion slots depending on chassis selection, with a wide range of supporting peripherals.

  Scaleable Growth
  ----------------

  Ruggedized products are available in industry standard rackmount configuration with many options such as expansion chassis and disk farms. Typical customers will employ multiple rackmounted systems in a configuration where scalability is achieved by adding additional modules as needed.

  High Reliability
  -----------------

  Sequoia addresses high reliability and availability by engineering robust systems with higher mean-time-between-failure ("MTBF") characteristics and lower mean-time-to-repair ("MTTR") features. The Company is currently developing technology that will provide sub-second failover capability to the ruggedized microcomputer platform.

  Product Line Models
  -------------------

  Sequoia manufactures a broad line of ruggedized PC compatible products, including rackmount system platforms and boards, for use in data acquisition, process control, embedded control, and other applications requiring resistance to shock, temperature extremes, dust, or humidity.

  Ruggedized system products for the industrial markets consist primarily of rackmount platforms which offer different combinations of expansion slots, disk capacity, alarming capability, power options, and a choice of processors. Systems may also include various video, I/O, or communication expansion cards which are sourced from outside vendors. These products are offered at a wide range of price points depending on configurations.

  Rackmount platforms are also specially designed for the telecommunications marketplace. The 9610 and 9620 families are based on SPARC based boards purchased from SUN Microsystems. These platforms are designed and tested to stringent NEBS specifications required for installation into telephone central office facilities, and are often attached to telephone 'switches' as Intelligent Peripherals. These platforms sell at prices from $12,000 to $80,000 depending on CPU speed, memory, and storage configuration.

  Board level products include 386, 486, and Pentium based CPUs, with new generations to be introduced in the future. These CPUs are embedded into manufactured system products and are also sold as components to be integrated into specialized platforms by customers. Depending on specifications, these board level products sell at prices from $300 to $2500.

  On February 1, 1995, the Company acquired certain assets of Intel related to Intel's OmniRACK and XpressRACK product lines. These systems are usually configured with either manufactured system boards or motherboards purchased from Intel.


  Marketing, Sales and Customers

  Through June 30, 1995, Sequoia has collectively shipped more than 370 Enterprise level systems and 110,000 PC based systems or complements of chassis and CPU boards, with additional components such as memory boards and processor expansion units, to more than 5,000 customers worldwide.

  In recent years, for the Enterprise systems Motorola-based product line, Sequoia has focused its sales and marketing efforts in three primary markets:
(i) health maintenance organizations which typically use Sequoia systems for administrative services; (ii) retail wholesalers and telemarketers which use Sequoia systems to support order processing and inventory control requirements; and (iii) financial services organizations which typically use Sequoia systems for customer applications such as credit card or mortgage processing.

  The Company's ruggedized products primarily serve two markets: industrial and telecommunications. In these markets, the products are most frequently used in "mission-critical" or "job-critical" applications where reliability, availability and/or data integrity are essential to the enterprise. Sequoia believes that the growing need for extremely dependable microcomputers will make "mission-critical" applications one of the most rapidly expanding sectors of the microcomputer industry.

  For the industrial PC market, Sequoia provides microcomputers that operate reliably in harsh industrial environments, allowing them a significant role in process control, discrete manufacturing and data acquisition. The systems and board-level products are used in applications that often have government-mandated requirements for up-to-the-minute reporting of data, such as environmental safety information, financial data or transit monitoring.

  For the telecommunications market, the central office environment has very rigorous standards for operating equipment. Telecommunications computer systems in the U. S. must be NEBS compliant including 48-volt power, heat and dust protection, earthquake resistance, alarming and remote monitoring features. Because of its experience in designing and building reliable rack-mounted systems that operate under harsh conditions, Sequoia believes that the telecommunications industry presents significant opportunities for its products.

  The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. Sequoia believes that part of its success in the future will depend upon its ability to develop, manufacture and market products which meet changing user needs in these markets and which successfully respond to technological changes in architectural standards in a cost-effective and timely basis.

  Sequoia markets its products through a combination of its direct sales organization, distributors, Value Added Resellers (VAR's)/ Value Added Distributors (VAD's), System Integrators (SI's), and Original Equipment Manufacturers (OEM's).

  VAR's generally package Sequoia Enterprise Servers with other hardware or applications programs for resale to end-users. Sequoia generally appoints VAR's and resellers which target particular applications or vertical markets, or cover certain geographies. At the end of fiscal 1995, over 25 VAR's Enterprise server products and over 1,000 resellers were under contract to sell ruggedized products.

  Internationally, Sequoia sells through a combination of direct sales and distributors. Sequoia has approximately 40 distributors in over 25 countries including the United Kingdom, the Netherlands, Germany, Israel and Australia.

  During fiscal 1995, sales to one customer, DSC Communications Corporation, represented 13% of total revenues. For the previous fiscal year, there were no sales to any customer that represented over 10% of total revenues. The Company believes that certain VAR's in the healthcare market and a select number of customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in Sequoia's relationship with, performance by or loss of such customers could have a significant effect on the Company's revenues and operating results.

  Competition

  Competitors of Sequoia vary among the products offered by the Company. Sequoia's Enterprise Systems and fault-tolerant products compete in the 10 to 2,000-plus user range of the on-line transaction processing, open systems market. Sequoia therefore competes against other fault-tolerant companies and against a wide range of open systems non fault-tolerant companies which market their products as achieving high availability. The majority of Sequoia's customers for the Enterprise Server business use the Pick database. For fault tolerant products, Sequoia's primary competitors are Tandem Computers Incorporated and Stratus Computer, Inc. Sequoia believes that it competes effectively in the fault-tolerant market on the basis of its system architecture, price/performance attributes, its version of the UNIX operating system and use of industry standard hardware and software. In the broader general purpose non fault-tolerant marketplace, Sequoia's primary competitors include Hewlett-Packard, Sequent, Data General, Digital Equipment Corporation ("Digital"), IBM and Siemens.

  Sequoia's ruggedized systems and board level products compete in the industrial market with the products of Diversified Technology, Industrial Computer Source and I-Bus and, to a lesser extent, IBM and others in the United States and with Siemens A.G. and others in Europe. In the telecommunications market, the Company competes with Digital, Motorola, Tandem, Stratus and Hewlett-Packard, as well as several smaller companies.

  Sequoia believes that it competes effectively based on its engineering responsiveness to special needs and the price/performance characteristics and hardware specialization of its products. These attributes help offset the greater recognition and broader service and support resources of the Company's larger competitors.

  The computer marketplace is highly competitive and is characterized by rapid changes and improvements in technology. Many of Sequoia's competitors have significantly greater financial, marketing and technological resources than Sequoia. There can be no assurance that Sequoia will have the resources necessary to compete successfully in the future.


  Product Development

  Development efforts are focused on providing users with an open systems environment and a broad range of fault tolerance and ruggedized features up to and including total system availability. Sequoia's engineering strategy is to continue to develop fault-tolerant and ruggedized capabilities that can be added to industry-standard technologies. Through this product development strategy Sequoia is able to provide industry-standard products that are compatible with all standard software and hardware environments, but provide a much greater degree of system availability to users by focusing on reliability, availability and data integrity as core features.

   Product development at Sequoia will build on the portfolio of fault tolerant patents developed by the Company since 1985. Sequoia will continue to advance new passive backplane technology, introducing the latest versions of Pentium and next generation (P-6) Intel CPUs. Projects for the coming year include the introduction of a new ruggedized hand held PC; the development of a symmetric multiprocessing version of Intel's P-6 CPU in a passive backplane architecture; and the prototyping of a new telecommunications platform based on a SPARC multiprocessor that will employ Sequoia's "memory check pointing" failover technology.


  Technology Licensing and Strategic Alliances

  An element of Sequoia's strategy is to enter into strategic alliances to help achieve important goals: the licensing of Sequoia's technology; the acquisition of additional technology for sale with its systems; and the development of additional product and distribution capabilities. Sequoia currently has strategic alliances with Samsung Electronics Co., Ltd. ("Samsung"), Toshiba Corporation ("Toshiba") and Novell, Inc. ("Novell"). Sequoia intends to seek opportunities to form additional strategic alliances, including potential acquisitions.

  Sequoia's ability to achieve its goals will depend in part on the ability of current licensees, and the willingness of future licensees, to develop products that may be marketed and sold by Sequoia, or which will provide license fees or royalty income for Sequoia. There can be no assurance that Sequoia will be successful in obtaining new licensees or that any such licensees will successfully develop products that achieve market acceptance.

  Samsung
  -------

  In September 1993, Sequoia and Samsung entered into new agreements that expanded upon and superseded original OEM and product development and technology license agreements which had been signed in 1990. These agreements have a term of five years and may be extended by mutual agreement.

  Sequoia has granted Samsung rights to use certain Sequoia technology in the development of an enhanced Series 40 system and future products. Samsung has agreed to pay Sequoia royalties with respect to its sales of Series 40 systems (other than sales to Sequoia), and sales of future products which are based on Sequoia's Motorola-based technology, subject to a credit of up to $4,800,000 for Samsung's initial manufacturing license fee and development costs. Sequoia, at its option, may act as Samsung's maintenance provider for Series 400 and Series 40 products worldwide, except in Korea.

  Toshiba
  -------

  Sequoia and Toshiba entered into a development, manufacturing and distribution agreement in December 1991, subsequently amended in April 1994, under which Sequoia and Toshiba agreed to use Sequoia technology to jointly develop a new computer system based on SPARC. Sequoia granted Toshiba exclusive distribution rights in Japan for this SPARC-based system and retained exclusive rights to distribute this SPARC-based system outside of Japan.

  In October 1994, Toshiba informed Sequoia that it had modified its development plans and would develop a new fault-tolerant computer system based on the Power PC microprocessor instead of the SPARC microprocessor as had been planned. Sequoia has granted Toshiba a non-exclusive license to use existing Sequoia technology in the development of such systems in consideration of a non-refundable license fee which was completely paid during the fiscal 1994 and
1995.   New technology developed in the course of the development of the systems will be jointly owned by Sequoia and Toshiba. Sequoia has the option to manufacture such jointly-developed products or to purchase them from Toshiba on an OEM basis for distribution outside of Japan. The agreement has an initial term of five years from January 1992, with an automatic renewal period of one year unless terminated by either party.

  Novell
  ------

  In April 1994, Sequoia signed a software development cooperation agreement with Novell's UNIX System Laboratories ("USL"). Under this agreement, Sequoia will work with USL and other USL partners to incorporate certain of Sequoia's fault-tolerant features into future releases of Novell's microkernel-based UNIX operating system. When completed, these future UNIX releases will be compatible, without further modification, with Sequoia's procedures for recovering from detected hardware and software faults. Subsequently, Sequoia believes that it would be able to offer the latest UNIX releases on its products as soon as such releases become available from Novell This could potentially open new opportunities to offer selected modules of its fault-tolerant technology to other distributors and users of USL's UNIX products, including the industry leading companies in the client server market.

  Novell has recently announced that it is selling its Unix business to the Santa Cruz Operation, Inc. ("SCO") in a business relationship that also includes Hewlett-Packard Company. If Novell, or assuming the consummation of this transfer, SCO, does not include Sequoia's fault-tolerant software in a future release of the UNIX operating system, or if the Novell implementation of UNIX containing the Sequoia fault-tolerant software fails to achieve significant market acceptance, Sequoia's growth opportunities will be diminished.

  Customer Service and Support

  Sequoia provides service, training and technical support to its customers in varying degrees depending both on the product line and on customer contractual arrangements.

  Sequoia's Motorola-based fault tolerant systems provide immediate fault detection, isolation and correction. These functions are designed to take place automatically, without requiring the user's intervention and while the system continues operating. When a faulty component is detected, the system removes the component from service, ensuring that no corrupted data will affect the rest of the system. An electronic message is automatically sent to Sequoia's customer support center by the malfunctioning system to report the error condition. The system tests the isolated component and, if the system determines that the fault is transient, the component is added back into the system. System use is not disrupted during the course of this activity. For permanent faults, either a component is dispatched via overnight delivery for customer replaceable units or a field service engineer is dispatched to the customer's site to install the part. In either case, the system assesses the remaining resources, balances the work load among them automatically and continues operating.

  The architecture of the Motorola-based systems and the recently-announced Intel-based systems allow Sequoia to utilize telemaintenance to perform many of the tasks that must be performed by on-site field service engineers for other systems. Telemaintenance, which consists of hot-line support, system monitoring, remote diagnosis, operating system support and downloading, is provided by Sequoia's customer support center. This enables Sequoia to minimize labor costs by reducing the number of on-site visits.

  For the Intel and SPARC based product lines, the technical support operations provide initial technical telephone troubleshooting service for end user customers and distributors. These services include isolating and verifying product failures, authorizing product returns, tracking completion of repaired goods in support of customer requirements and maintaining a Bulletin Board.

  Sequoia generally provides end-user purchasers of its systems with a 90-day to two year warranty depending on the product line. Sequoia customer service
maintains a spares inventory to support the customer base.   Sequoia offers a
variety of service agreements to its end-user customers and resellers for ongoing system support. Customers whose systems are under warranty or service agreements are entitled to receive telemaintenance services. Sequoia also provides technology migration, system optimization, network services, and training programs to customers on a fee basis.

  Manufacturing

  Sequoia manufactures in two locations:
     . Motorola-based products in Marlborough, Massachusetts
     . Intel and SPARC-based products in Houston, Texas

  At its headquarters in Marlborough, Massachusetts, Sequoia's manufacturing process for its Motorola-based products consists primarily of assembly, testing and quality control. The production of printed circuit boards is subcontracted and the boards are then incorporated into Sequoia's systems. Sequoia produces standard subsystems which are tailored to customers' specific configurations when purchase orders are received. This method of manufacturing enables Sequoia to respond quickly to customer needs while maintaining a high level of quality.

  The Sequoia Enterprise Servers, the Intel-based models 100 and 110, as well as its ruggedized low-volume Intel board-level and system products, are manufactured in Houston, Texas. High-volume component manufacturing is subcontracted to independent manufacturers.

  Sequoia purchases from other manufacturers substantially all peripheral devices and components used in its products. Most of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. The Company believes that alternative sources could be developed for such single-source items, if necessary; however certain peripheral or component shortages, should they occur, could have an adverse affect on the Company's business. Key components used in Sequoia systems for which alternative sources are not readily available are the Motorola and Intel microprocessors, SPARC-based CPUs, and power supply components for certain products from Elgin E2, Inc. Any delay or inability to obtain these components at any time could adversely affect Sequoia's business. Certain products are manufactured pursuant to a patent license from IBM under which the Company pays specified royalties.

  The Company relies on several key contract manufacturers for the manufacture of several high-volume components used in the assembly of its ruggedized products. Although such subcontracting arrangements offer cost advantages, and would eliminate the need to incur certain capital expenditures associated with manufacturing, reliance on third-party manufacturers gives the Company less control over the manufacturing process for these components than if it undertook such activities itself. Any failure of such subcontractors to manufacture and deliver components as planned, or any problems with the quality of such components, could have a material adverse effect on the Company's operations.

  Proprietary Rights

  Sequoia owns nine United States patents and 53 foreign patents. Other United States and foreign patent applications are pending. While Sequoia believes that its patents provide it with protection for its products and the processes through which its systems achieve fault tolerance, Sequoia also believes that such patents may be of less significance to its future success than such factors as innovation, technical skill and management ability and experience. In addition, Sequoia relies on copyright protection and its trade secret program to protect aspects of its proprietary technology.


  Employees

  As of June 30, 1995, Sequoia employed 443 people, including 141 in sales, marketing and administration, 120 in research and development and related engineering activities, 52 in customer service and support, and 130 in manufacturing. Sequoia believes that its future success will depend in part upon its continued ability to attract and retain highly qualified managerial, technical, sales, marketing, support and manufacturing personnel. Competition in recruiting technical, marketing and sales personnel in the computer industry is often intense. None of Sequoia's employees is represented by a labor union, and Sequoia considers its employee relations to be good.


  Backlog

  At June 30, 1995, the Company had an unfilled order backlog of approximately $8.7 million, which was subject to shipment in the subsequent fiscal quarter, as compared to $5.3 million at June 30, 1994. This backlog consists primarily of orders which were taken in the fourth quarter and are shipped according to specific customer-scheduled requests.

  Seasonality

  Although the Company does not consider its business to be highly seasonal, the Company in general experiences seasonally lower sales and earnings in the first quarter of the fiscal year which is affected by the U.S. and Europe summer slowdowns for business capital purchases.

  ITEM 2.   DESCRIPTION OF PROPERTIES

  The Company occupies two primary facilities in the U.S. for administrative, manufacturing, marketing and sales, warehousing and research and development functions consisting of approximately 85,000 square feet in Marlborough, Massachusetts and 105,000 square feet in Houston, Texas. The Company occupies these premises under leases expiring in 1997 and 2000, respectively. The Company leases ten additional offices, primarily for sales and services, in various locations throughout the United States. The Company also leases space for sales and service offices in the United Kingdom, the Netherlands, Germany, Australia and Japan. The Company's aggregate annual rental expense for these facilities for the fiscal year ended June 30, 1995 was approximately $2,098,000. The Company believes that its current facilities are adequate for its near term requirements. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's lease obligations.

  ITEM 3.   LEGAL PROCEEDINGS

     On May 8, 1992, the Securities and Exchange Commission notified the Company that the Commission had begun an informal investigation with respect to the Company's revenue recognition policies. On September 28, 1992, after receiving certain documentation and information requested from the Company, the Commission notified the Company that the Commission had entered a formal order of investigation with respect to these matters. On February 16, 1995, the Company and the Commission entered into a settlement agreement, subsequently approved by the U.S. District Court for the District of Columbia, pursuant to which the Company consented to the issuance of an injunction against it prohibiting future violations of certain securities laws and regulations, and the Company was not required to pay any fines or make any other payments.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1995.

                                    PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol SEQS since March 1990.

     The following table reflects, for the fiscal quarters indicated, the high and low closing sales prices of the Company's Common Stock as reported on the Nasdaq National Market, in each case, based on published financial sources.

                                             HIGH      LOW
                                             ----      ---
Fiscal 1993
    Quarter ended September 27, 1992         $ 8.875   $ 5.000
    Quarter ended December 27, 1992          $ 7.000   $ 1.375
    Quarter ended March 28, 1993             $ 3.813   $ 1.625
    Quarter ended June 30, 1993              $ 3.000   $ 1.750

Fiscal 1994
    Quarter ended October 3,1993             $ 3.500   $ 1.750
    Quarter ended January 2, 1994            $ 6.000   $ 2.750
    Quarter ended April 3, 1994              $ 6.843   $ 3.9375
    Quarter ended June 30, 1994              $ 5.875   $ 3.250

Fiscal 1995
    Quarter ended October 2,1994             $ 5.875   $ 3.500
    Quarter ended January 1, 1995            $ 4.750   $ 3.250
    Quarter ended April 2, 1995              $ 4.3125  $ 3.500
    Quarter ended June 30, 1995              $ 4.5625  $ 3.750

     On August 15, 1995 the closing price of the Company's Common Stock as reported by Nasdaq on the National Market was $7.125 per share.

     As of August 15, 1995, there were approximately 638 holders of record of the Company's Common Stock. Except for a mandatory dividend in respect of the Company's former Series A Convertible Preferred Stock, the Company has not paid any dividends since its inception and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6  SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below.

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                     Consolidated Statements of Operations

                                                       YEARS ENDED JUNE 30,
                                                       -------------------

                                      1995                 1994              1993                1992               1991
                                      ----                 ----              ----                ----               ----
Revenues                            $104,039             $91,826            $81,323            $100,015            $94,720

Cost of revenues                      57,079              48,009             46,867              48,505             46,726
                                      ------              ------             ------              ------             ------
Gross profit                          46,960              43,817             34,456              51,510             47,994

Research and development
expenses                              13,044              11,621             15,104              17,774             12,635

Selling, general and
administrative expenses               28,052              22,053             31,187              37,083             28,402

Restructuring charge (credit)            -               (1,109)             13,990                 -                  -
                                    --------              ------             ------            --------            -------
Income (loss) from
operations                             5,864              11,252            (25,825)             (3,347)             6,957

Other income
(expense), net                           373               (113)             (4,715)               (484)               681
                                    --------            --------            --------           ---------           -------
Income (loss) before
provision for income taxes             6,237              11,139            (30,540)             (3,831)             7,638
                                    --------            --------            --------           ---------           -------

Provision for income taxes               960                 658                512                (183)             2,144
                                    --------            --------            --------           ---------           -------

Income before cumulative effect
of change in accounting principle      5,277              10,481            (31,052)             (3,648)             5,494

Cumulative effect of change
in accounting principle                  -                   -                  171                 -                  160
                                    --------            --------            --------           ---------           -------

Net income (loss)                     $5,277             $10,481           ($30,881)            ($3,648)            $5,654
                                    ========            ========            ========           =========           =======

Net income (loss) per share            $0.34               $0.69             ($2.23)             ($0.27)             $0.39
                                    ========            ========            ========           =========           =======

Weighted average number of
common and common share
equivalents outstanding               15,565              15,103             13,829              13,528             14,353

See Notes 1 and 8 of Notes to Consolidated Financial Statements for discussion on the restructuring charge / credit and class action lawsuit settlement provisions.

 The following information may be utilized in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations



      Percent of Revenues           For the years ended June 30,     Year to Year Percent Change

 1995       1994         1993                                       1995         1994          1993
 ----       ----         ----                                       ----         ----          ----
  100%       100%         100%      Revenues                          13%          13%        (19%)

   55%        52%          58%      Cost of revenues                  19%           2%        ( 3%)
 -----      -----        -----                                      -----       ------      -------
   45%        48%          42%      Gross profit                       7%          27%        (33%)


   13%        13%          19%      Research and development          12%         (23%)       (15%)

                                    Selling, general and
   27%        24%          38%      administrative expenses           27%         (29%)       (16%)

   -         ( 1%)         17%      Restructuring charge (credit)    N.M          N.M         N.M
 -----      -----        -----                                      -----       ------      -------

                                    Income (loss) from
    6%        12%         (32%)     operations                       (48%)        N.M.        N.M.

   -          -           ( 6%)     Other income (expense)           N.M.         N.M.        N.M.

    6%        12%         (38%)     Income (loss) before taxes       (44%)        N.M.        N.M.

    1%         1%           1%      Provision for income taxes        46%         N.M.        N.M.

    5%        11%         (38%)     Net Income (Loss)                (50%)        N.M         N.M
 =====      =====        =====                                      =====       ======      =======


 N.M. = Not Meaningful

                          Consolidated Balance Sheets

                                (In thousands)

                                AS OF JUNE 30,

                                   1995      1994     1993      1992      1991
                                   ----      ----     ----      ----      ----

Working capital                  $29,884   $26,270   $13,266   $37,974   $43,259

Total assets                     $52,241   $50,409   $46,162   $69,195   $74,563

Short-term debt
including current portion of
long-term debt                      $125    $2,484    $6,611    $3,552    $3,361

Long-term obligations                $56    $1,835    $4,225    $4,654    $5,792

Stockholder's equity             $35,326   $29,484   $15,844   $46,253   $48,687

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  On March 31, 1995, the Company completed a merger and stock purchase (the "Transaction") pursuant to which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries Texas Microsystems, Inc. and Texas Micro Electronics, Inc. (collectively, the "TMI Group"). The Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group. The Transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group.

  The Company provides Motorola-based systems and upgrade products for on-line transaction processing and other interactive applications in which system availability, fast response times and data integrity are critical. With the acquisition of the TMI Group, the Company's expanded business lines also include ruggedized, mission-critical computers, both SPARC and Intel based, for the industrial market and Bellcore Network Equipment Building Specifications ("NEBS") compliant products specifically designed for the telecommunications market. As a leading supplier of ruggedized and mission critical computers from the desktop to the mainframe, the Company operates in one segment, computer systems, and addresses expanding market requirements for greater system availability.


  RESULTS OF OPERATIONS
  YEARS ENDED JUNE 30, 1995 AND 1994

  REVENUES
  --------

  The Company's revenues increased by 13% to $104,039,000 for fiscal 1995 from $91,826,000 for fiscal 1994. This is attributable to a 15% increase in product revenues and a 9% increase in service revenues.

  Product revenue growth of $11,620,000 was attributable to (i) sales, which more than doubled, of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market and (ii) a 5% increase in ruggedized Intel based products for the industrial market. These gains were partially offset by a 5% decrease in sales of Motorola-based products for the on-line transaction processing market.

  The increased sales of NEBS compliant SPARC and Intel based products for the telecommunications market were caused primarily by significantly higher demand from one customer in the second half of fiscal 1995, from which such demand is not expected to continue at this level for fiscal 1996. The increased revenues were comprised of a 30% increase in units shipped and a significant increase in the average system price which reflects higher functionality and performance. The Company expects that sales of these products overall will increase although at a slower rate of growth than in fiscal 1995.

  On February 1, 1995, the Company acquired certain assets of Intel Corporation ("Intel") related to Intel's OmniRACK and XpressRACK product lines. These products, sold to Intel as well as other customers, contributed $2,523,000, the significant proportion of the 5% increase in fiscal 1995 ruggedized product revenues over fiscal 1994 revenues. This growth in ruggedized sales was comprised of an 11% increase in units shipped offset by a slight decline in average system price which reflects a more mature product life cycle. Planned product transitions during fiscal 1996 to the next performance level of CPU may result in higher average system prices. However, these are expected to be offset by higher discounts expected as the Company plans, in fiscal 1996, to derive a higher proportion of its revenues through an independent distribution channel.

  During fiscal 1995 and fiscal 1994, approximately 70% and 65%, respectively, of revenues from sales of ruggedized products and products designed for the telecommunications markets were derived from the sale of computer systems and peripherals and approximately 30% and 35%, respectively, were derived from the sale of board-level products.

  The decline in Motorola-based products was attributable to a substantially lower level of new systems shipped compared to fiscal 1994, as new system sales were slower pending new product introductions and as overall market demand for Motorola-based systems declined in the United States. This decline in new systems was partially offset by an increased level of upgrade and expansion sales to the Company's installed base.

  On July 1, 1994 the Company purchased selected assets and the ongoing business operations of its Australia joint venture with Tricom Group Pty Ltd. In fiscal 1995, this newly formed subsidiary contributed $5,798,000 in Motorola-based products and related services revenues, as compared to $1,332,000 when operated as a distributor in fiscal 1994. Approximately 9% or $1,246,000 represents increases in service revenues, primarily a result of the service revenue stream generated from this acquisition.

  Sales outside the United States comprised $23,445,000, or 22% of total revenues for fiscal 1995, as compared to $19,305,000 or 21% of fiscal 1994 revenues. These increases were primarily attributable to the additional revenues provided from the Company's Australian subsidiary.

  In the fourth quarter, fiscal 1995, the Company received $1,000,000 for software license fees, as reported in Other Revenues, as the final payment from Toshiba Corporation ("Toshiba") as part of a development and distribution agreement. In fiscal 1994, the Company received $1,500,000 for software license fees from Toshiba.

  During fiscal 1995, sales to one customer, DSC Communications Corporation, represented 13% of total revenues. For fiscal 1994, there were no sales to any customer that represented over 10% of total revenues.

  The Company believes that certain Value Added Resellers ("VAR's") in the healthcare market and customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in the Company's relationship with, performance by or loss of such customers could have a significant effect on the Company's revenues and operating results.

  During fiscal 1995, Motorola-based product revenues consisted primarily of sales of expansion systems, or upgrades, to existing customers who have increased information processing requirements, rather than systems sales to new customers. While sales of such expansion systems have provided a reliable source of revenues during periods when sales to new customers have been particularly slow, revenues from the sales of expansion systems and upgrades will likely decline during fiscal 1996 since the Company intends to develop limited upgrade or expansion features for these products that would be attractive to existing customers. The Company began shipping in the fourth quarter lower priced Motorola-based fault-tolerant systems designed to be sold to new customers. The Company has announced, subsequent to the 1995 fiscal year, the introduction of a new line of enterprise servers using Intel processors to expand sales which is expected to offset the decline of Motorola-based products.

  The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. The Company believes that a large part of its ability to increase revenues in the future will depend upon its ability to develop, manufacture and market new products which meet changing user needs in these markets and which successfully respond to technological changes in architectural standards in a cost-effective and timely manner.

  The Company's future success will also depend in part on the market acceptance of its recently announced new line of Intel servers for the on-line transaction processing market and the ability of current and the willingness of future licensees of the Company's proprietary technology to develop products and technology that may be marketed and sold by the Company, or which provide royalty income for the Company.

  GROSS MARGIN
  ------------

  Gross margin declined by 3% to 45% for fiscal 1995 from 48% for fiscal 1994. The decrease in gross margin was due to decreases both in product margins to 44% for fiscal 1995 as compared to 46% for fiscal 1994, and decreases in customer service and other margins to 49% for fiscal 1995 as compared to 56% for fiscal 1994.

  Gross profits increased $3,143,000 to $46,960,000 for fiscal 1995 as compared to $43,817,000 for fiscal 1994. This increase resulted from the higher revenues which were partially offset by the decline in margins.

  The decrease in product margin is primarily related to a 2% decline in the margins for Motorola-based products due to the introduction of new systems sold at the low end of the market. Ruggedized product margins held relatively constant for fiscal 1995 as compared to fiscal 1994. Sales of refurbished equipment, acquired through upgrade programs, contributed 2% to 1995 product gross margins. Sales of refurbished equipment are expected to continue in fiscal 1996. In addition, in fiscal 1994, sales of approximately $900,000 of inventory previously written off had contributed 1% to fiscal 1994 product gross margin.

  The decrease in service and other margin is caused by (i) lower service pricing for higher reliability Motorola VME-based products; (ii) additional costs due to increases in staffing within the product support group and the professional services group, and (iii) lower technology license fees in fiscal 1995 as compared to fiscal 1994.

  The Company expects continued pressure on gross margins as the product revenue mix shifts to a higher proportion of Intel and SPARC based ruggedized products which carry lower margins than the Motorola-based systems, upgrades and
expansion products.   Fluctuations in margin levels may result from the mix of
product revenues and respective varying margin contributions from sales of ruggedized products to the telecommunication and industrial markets and Motorola-based products.


  RESEARCH AND DEVELOPMENT EXPENSES
  ---------------------------------

  The Company's research and development expenses increased 12% to $13,044,000 for fiscal 1995 from $11,621,000 in fiscal 1994. These increases resulted primarily from efforts made to support the continuing joint development program with Novell, to develop operating software programs for new open system products, to further expand product offerings for the telecommunications market and to continue to introduce hand held and mobile computer ruggedized products.

  Research and development expenses as a percentage of revenues remained relatively unchanged in fiscal 1995 as compared to fiscal 1994 at 13%, as spending on research and development programs increased in proportion to the revenue increases year over year.


  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
  ---------------------------------------------

  Selling, general and administrative expenses increased 27% to $28,052,000 for
fiscal 1995 as compared to $22,053,000 for fiscal 1994.  This increase   was
primarily the result of four factors: (i) expenses related to the acquisition of the TMI Group; (ii) increased selling expenses related to the higher revenue volume; (iii) new advertising and increased marketing programs; and (iv) additions in personnel.

  More specifically (i) the Company incurred expenses of $2,146,000 in connection with the acquisition of the TMI Group, primarily for fees to financial advisors and for legal, accounting and printing services; (ii) commissions and external VAR fees increased as a result of the increase in sales volume; (iii) new corporate advertising was initiated and marketing promotion programs increased related to new products and the expansion of sales channels; and (iv) personnel additions were focused on expanding distribution channels in the U.S. telecommunications market and staffing the Australian subsidiary which commenced operation on July 1, 1994.


  OPERATING INCOME
  ----------------

  The Company reported operating profits of $5,864,000 during fiscal 1995, as compared to $11,252,000 during fiscal 1994. The decrease in operating profit was primarily the result of reduced gross margins, the expenses related to the completion of the acquisition of the TMI Group and other increases in operating expenses. In addition, fiscal 1994 operating profits reflect a restructuring credit of $1,109,000 and the sales of previously written off inventory of $900,000.


  INTEREST INCOME / (EXPENSE)
  ---------------------------

  The Company had interest income of $809,000 for fiscal 1995, as compared to interest income of $345,000 for fiscal 1994. The increase in interest income resulted from higher average cash and short-term investment balances earning higher interest rates as well as lower capital lease obligations during fiscal 1995.

  The Company had interest expense of $290,000 for fiscal 1995, as compared to interest expense of $561,000 for fiscal 1994. The decrease reflects the June 7, 1994 paydown of a subordinated note, which carried a substantially higher interest rate, to Keystone International, Inc. ("Keystone") using proceeds of a three year term bank note and a revolving credit facility.


  OTHER INCOME / (EXPENSE)
  ------------------------

  Foreign currency translation and transaction gains and losses accounted for substantially all of the other income (expense). Fluctuation in these amounts from fiscal 1994 to fiscal 1995 are a result of currency fluctuations in the countries in which the Company conducted its business.

  INCOME TAXES
  ------------

  The Company recorded provisions for income taxes of $960,000 for fiscal 1995
and $658,000 for fiscal 1994.   These tax provisions reflect the combination of
the Company's pre-merger provisions for income taxes for federal alternative minimum tax and state tax liabilities, and the pre-merger tax provisions of the TMI Group.


  RESULTS OF OPERATIONS
  YEARS ENDED JUNE 30, 1994 AND 1993

  REVENUES
  --------

  The Company's revenues increased 13% to $91,826,000 for fiscal 1994 as compared to $81,323,000 for fiscal 1993. The increase was primarily due to a 10% increase in product revenues largely from increased volume of ruggedized product sales, an 18% increase in customer service revenues from $11,571,000 to $13,636,000 and the receipt of a $1,500,000 software license fee from Toshiba in fiscal 1994.

  For the Motorola-based products, product revenues during fiscal 1994 consisted primarily of sales of expansion systems and upgrades to existing customers having increased information processing requirements rather than system sales to new customers. Motorola product revenues increased slightly in fiscal 1994 as compared to fiscal 1993, which reflected an increase in sales of expansion systems and upgrades offset by a reduction in sales of new systems sold. During the third quarter of fiscal 1994, the Company's VME technology was introduced. VME based products accounted for 40% of fourth quarter total Motorola system and system upgrade revenues and 23% of total Motorola system and system upgrade revenues for the full fiscal year.

  Revenues for the ruggedized Intel and SPARC based products increased 16% for fiscal 1994 as compared to fiscal 1993. The increase in revenues was primarily attributable to increased international sales resulting from the European economic recovery and increased penetration of the United States telecommunications market. During fiscal 1994 and fiscal 1993, approximately 65% and 72%, respectively, of revenues from sales of ruggedized products and products designed for the telecommunications markets were derived from the sale of computer systems and peripherals and approximately 35% and 28%, respectively, were derived from the sale of board-level products.


  The Company's sales outside the United States during fiscal 1994 and fiscal 1993 were $19,305,000 and $12,996,000 respectively, representing 21% and 16% of revenues during such years. This increase reflects the receipt of a $1,500,000 software license fee from Toshiba in Japan during fiscal 1994 compared to minimal licenses fees from this region in fiscal 1993 and increased sales of ruggedized products in Western Europe and Asia during fiscal 1994.

     There were no sales to any one customer in fiscal 1994 or fiscal 1993 that represented over 10% of total revenues.


  GROSS MARGIN
  ------------

  The Company's gross margin increased to 48% for fiscal 1994 as compared to 42% for fiscal 1993 as a result of (i) an increase of 4% in fiscal 1994 product margins as compared to fiscal 1993, (ii) an increase of 10% in fiscal 1994 service margins as compared to fiscal 1993, and (iii) the receipt of a $1,500,000 software license fee from Toshiba in fiscal 1994.

  Contributing to the favorable product margins, particularly in the Motorola-based products, were significant overhead cost reductions in manufacturing, including facility consolidations and the sale of approximately $900,000 of previously written off inventory. Partially offsetting these were slight decreases in the ruggedized product line margins caused by a more competitive pricing policy with respect to chassis products sold with Intel-based CPUs, higher discounts to some high-volume customers and, to a lesser extent, a general decline in margins in the microcomputer industry.

  The increase in services margin was primarily the result of an increase in service revenues with services costs holding constant and partially associated with the retroactive billing of $230,000 of maintenance charges for services performed at a cost of approximately $105,000 prior to contract execution.


  RESEARCH AND DEVELOPMENT EXPENSES
  ---------------------------------

  The Company incurred research and development expenses of $11,621,000 and $15,104,000 in fiscal 1994 and fiscal 1993, respectively. The $3,483,000 reduction in expenses was the result of substantial reductions in personnel related expenses and a reduction in depreciation expense resulting from the write-off of idle assets associated with the Company's restructuring during the second fiscal quarter ended December 27, 1992. Research and development expenses as a percentage of revenues decreased to 13% in fiscal 1994 as compared to 19% in fiscal 1993.


  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  --------------------------------------------

  Selling, general and administrative expenses decreased 29% to $22,053,000 in fiscal 1994 as compared to $31,187,000 in fiscal 1993. The decrease was the combined result of personnel reductions, vacated leased facilities and reduced depreciation charges related to written off equipment resulting from the Company's restructuring during the second fiscal quarter ended December 27, 1992, as well as decreases in certain expenses such as external commissions, bad debt provisions, and audit and legal fees associated with shareholder lawsuits.

  As a percentage of revenues, selling, general and administrative expenses decreased to 24% in fiscal 1994 from 38% in fiscal 1993.


  RESTRUCTURING CHARGE / (CREDIT)
  -------------------------------

  During fiscal 1993, the Company recorded a $13,990,000 restructuring charge to reduce the carrying value of excess assets and to accrue costs for anticipated liabilities arising from a restructuring and downsizing of the business in December 1992. As a result of the restructuring, the Company reduced its personnel, leased facilities and equipment utilized in the business. The impact of these reductions in fiscal 1994 was to lower the associated operating expenses by approximately $14,500,000. During fiscal 1994, the Company recognized a $900,000 gain from the sale of previously written-off inventory, which was not expected to be sold at the time of the restructuring.

  By the end of fiscal 1994, substantially all of the restructuring activities were completed and the utilization of the restructuring reserves had been consistent with the original estimates and reflected actions planned and implemented. Excess reserves totaling $1,109,000 were reversed in fiscal 1994 as a result of the Company's ability, through successful negotiations with lessors and vendors, to settle certain of its commitments for amounts lower than its contractual obligations. These excess reserves consisted principally of amounts accrued for commitments for leases, software licenses and engineering services. As of June 30, 1994, the remaining accrued restructuring balance amounted to $373,000 for contractual obligations.


  OPERATING INCOME
  ----------------

  The Company incurred an operating profit of $11,252,000 in fiscal 1994 versus an operating loss of $25,825,000 in fiscal 1993. Excluding the fiscal 1993 restructuring charges and class action settlement, the fiscal 1994 operating profit resulted from higher revenues and gross profit, lower operating expenses, the license fee from Toshiba of $1,500,000 and the reversal of a restructuring reserve of $1,109,000.


  INTEREST INCOME / (EXPENSE)
  ---------------------------

  The Company had interest income of $345,000 in fiscal 1994 compared to interest income of $222,000 in fiscal 1993. This improvement was the combined result of higher cash balances, the paydown of bank debt and reduction of capital lease obligations in fiscal 1994.

  The Company had interest expense of $561,000 in fiscal 1994 compared to $1,016,000 in fiscal 1993. This decrease was the result of the reduction of outstanding debt and lower average interest rates.

  OTHER INCOME / (EXPENSE)

  Foreign currency translation and transaction gains and losses, accounted for substantially all of the other income (expense). Fluctuation in these amounts from fiscal 1993 to fiscal 1994 are a result of currency fluctuations in the countries in which the Company conducted its business.


  INCOME TAXES
  ------------

  The Company recorded a provision for income taxes in the amount of $658,000 in fiscal 1994 as compared to $512,000 in fiscal 1993. This amount reflects alternative minimum tax requirements and foreign withholding taxes. See Note 4 of the Notes to Consolidated Financial Statements.

  In addition, during fiscal 1993, the IRS disallowed certain of the TMI Group's pre-acquisition deductions related to the acquisition of certain assets from Keystone in May 1989. To cover this assessment, the fiscal 1993 income tax provision included an additional $346,000. In fiscal 1994, the TMI Group reached an agreement with the IRS, as a result of which the original assessment was reduced by $215,000. Since the original assessment was expensed by the TMI Group in fiscal 1993, the Company recorded a tax benefit of $215,000 in fiscal 1994 with respect to this matter.

  Effective July 1, 1992, the TMI Group adopted SFAS No.109, "Accounting for Income Taxes," which replaces SFAS No. 96. The adoption of SFAS No. 109 resulted in a benefit of $171,000 which was recorded as a cumulative effect of change in accounting for income taxes in fiscal 1993.


  LIQUIDITY AND CAPITAL RESOURCES


  At June 30, 1995, the Company had cash and cash equivalents and working capital of $15,317,000 and $29,885,000, respectively, compared to cash and cash equivalents and working capital of $21,024,000 and $26,270,000, respectively, at June 30, 1994. The reduction in cash and cash equivalents was largely due to the acquisition of the net assets of the Company's Australian distributor on July 1, 1994 for $1,100,000 and the paydown of all bank and long term debt of Texas Microsystems, Inc. during the fourth quarter totaling $5,229,000.

  In fiscal 1995 as in fiscal 1994, the Company funded its operations through positive cash flow from operations. Cash flows from operations reflected net income offset by cash outflows for inventories.

  The Company generally ships systems within 30 days after receipt of specific purchase orders from customers. In order to do so, the Company typically produces and maintains an inventory of subsystems in standard configurations. Inventories including customer spares increased to $16,713,000 at June 30, 1995 from $9,698,000 at June 30, 1994, due to the purchase of inventory as part of the acquisition of the Australian distributor and the procurement of inventories associated with the introduction of new products, planned higher revenue levels and backlog. The Company expects that its inventory levels will grow in fiscal 1996, but at a slower pace in relationship to revenue growth, reflecting management's objective to increase inventory turns.

  At June 30, 1995, the Company's net accounts receivable totaled $12,739,000 compared to $12,759,000 at June 30, 1994. The Company's days sales outstanding at June 30, 1995 was 44 days, a decrease from 50 days at June 30, 1994.

  Capital expenditures totaled $2,478,000 for fiscal 1995, and were comprised primarily of computer equipment, including the capitalization of internally manufactured systems, and software licenses. This compared with fiscal 1994 capital expenditures of $2,254,000, also primarily comprised of computer equipment. The Company expects to slightly increase capital expenditures in fiscal 1996 related to increased investment and development in the Intel and SPARC-based product lines.

  During 1995, the Company through its subsidiary Texas Microsystems, Inc., had a $2,000,000 term loan and a maximum $4,000,000 revolving line of credit with Texas Commerce Bank, National Association and a note payable to Keystone International, Inc. In the fourth quarter fiscal 1995, subsequent to the Transaction, the Company paid down fully all bank and long term debt of Texas Microsystems, Inc. totaling $5,229,000.

  The Company terminated its previous $10,000,000 credit line with State Street Bank and Trust Company and in connection with the completion of the Transaction, on March 31, 1995, the Company, State Street Bank and Trust Company and Texas Commerce Bank, National Association, entered into a new credit agreement that provides for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the
LIBOR rate plus 2%.   The Company is required to meet specific covenants
throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. At June 30, 1995, no amounts were outstanding under this agreement and the Company had $7,549,000 available under the borrowing base formula.

The Company believes that its present cash and cash equivalents, working capital levels, and borrowing capacity are adequate for its operating needs through fiscal 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following statements are filed as part of this Annual Report on Form 10-K.


                                                             Page No.
                                                             --------
Report of Independent Accountants                            F-1

Audited Financial Statements:

Consolidated Balance Sheets at June 30, 1995 and 1994        F-3

Consolidated Statements of Operations for the three years
 ended June 30, 1995                                         F-4

Consolidated Statements of Cash Flows for the three
 years ended June 30, 1995                                   F-5

Consolidated Statements of Stockholders' Equity for the
 three years ended June 30, 1995                             F-6

Notes to Consolidated Financial Statements                   F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts              S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III



ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS

     The information required for Part III, Item 10 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1995 Annual Meeting of Stockholders. Such information will be contained in the sections of the Proxy Statement captioned "Directors" and "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

     The information required for Part III, Item 11 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of stockholders. Such information will be contained in the sections of the proxy statement captioned "Report of the Compensation Committee", "Director's Compensation", Named Executive Officer's Compensation", "Option Grants and Exercises", Stock Option Repricing" and "Comparative Stock Performance".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required for Part III, Item 12 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of stockholders. Such information will be contained in the sections of the proxy statement captioned "Voting Securities and Certain Holders Thereof".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for Part III, Item 13 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of stockholders. Such information will be contained in the sections of the proxy statement captioned "Certain Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed in the Exhibit Index on page 38 are filed as part of this Annual Report on Form 10-K.

     (b)  Financial Statement Schedule

          The Financial Statement Schedule is listed on page 33 of this Annual Report on Form 10-K.

     (c)  Reports on Form 8-K

          On April 14, 1995, the Company filed a Current Report on Form 8-K (the "Form 8-K"), dated March 31, 1995 announcing completion of the Company's acqusition of the TMI Group.

The following trademarks are mentioned in this Annual Report on Form 10-K:

     Sequoia and Topix are registered trademarks of Sequoia Systems, Inc. Total Availability Solutions is a trademark of Sequoia Systems, Inc. OmniRACK and XpressRACK are trademarks of Texas Microsystems, Inc. Pick is a trademark of Pick Systems, Inc.
     UNIX is a registered trademark of UNIX System Laboratories, Inc. Novell is a registered trademark of UNIX System Laboratories, Inc.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SEQUOIA SYSTEMS, INC.

                            By:/s/ Cornelius P. McMullan
                               -------------------------
                               Cornelius P. McMullan
                               President and Chief Executive
                               Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Title                          Date
        ---------                -----                          ----
/s/  Cornelius P. McMullan       President, Chief Executive     September 22, 1995
- ---------------------------      Officer and Director
Cornelius P. McMullan            (principal executive officer)


/s/  Francis J. Hughes, Jr.      Chairman of the Board          September 22, 1995
- ---------------------------      of Directors
Francis J. Hughes, Jr.


/s/  Richard B. Goldman          Executive Vice President of    September 22, 1995
- ---------------------------      Finance and Chief Financial
Richard B. Goldman               Officer (principal financial
                                 and accounting officer)


/s/  J. Michael Stewart          Executive Vice President;      September 22, 1995
- ---------------------------      President and Chief
J. Michael Stewart               Operating Officer,
                                 Texas Microsystems, Inc.


/s/  Dean C. Campbell            Director                       September 22, 1995
- ---------------------------
Dean C. Campbell


/s/  John F. Smith               Director                       September 22, 1995
- ---------------------------
John F. Smith


                                 Director                       September 22, 1995
- ---------------------------
A. Theodore Engkvist


/s/  Dennis M. Malloy            Director                       September 22, 1995
- ---------------------------
Dennis M. Malloy

                                 EXHIBIT INDEX


The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number    Description
- ------    -----------
2.1       Merger and Stock Purchase Agreement dated as of November 9, 1995 by and among the Company, Sequoia Acquisition Corporation, SPCO, Inc.
          and Keystone International, Inc., as amended (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on
          Form S-4 (File No. 33-54777), filed on February 21, 1995).

2.2       Amendment No. 1 to the Merger Agreement, dated as of February 7, 1995
          (incorporated by reference from Exhibit 2.2 to the Company's
          Registration Statement on Form S-4 (File No. 33-54777), filed on
          February 21, 1995).

2.3       Amendment No. 2 to the Merger Agreement, dated as of February 23, 1995
          (incorporated by reference from Exhibit 2.3 to the Company's
          Registration Statement on Form S-4/A (File No. 33-54777), filed on
          February 24, 1995).

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Amendment No. 2 to the Annual Report on Form 10-K filed on February 21, 1995.

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company.*

3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
          (File No. 33-33024)).

10.1      1986 Incentive Stock Option Plan and 1986 Supplemental Incentive Stock
          Option Plan (collectively the "Option Plans") and related form of stock option agreements (incorporated by reference to Exhibit 10.10 and Exhibit 10.11, respectively, to the Company's Registration
          Statement on Form S-1 (File No. 33-33024)).+

10.2      Amendment to the Option Plans (incorporated by reference to Exhibit
          10.42 to the Company's 1990 Annual Report on Form 10-K (File No.
          0-18238)).+

10.3      Amendment to the Option Plans adopted December 13, 1994.+*

10.4 1990 Outside Director's Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company's 1990 Annual Report on Form 10-K
          (File No. 0-18238)).

10.5      1993 Employee Stock Purchase Plan.+*

10.6      Amendment to the 1993 Employee Stock Purchase Plan, adopted December
          13, 1994.+*

10.7      1995 Outside Directors' Stock Option Plan.*

10.8 401(k) Plan of the Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No.
          33-33024)).+

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

10.12     Employment Agreement dated October 20, 1987 between the Company and
          Jack J. Stiffler (incorporated by reference to Exhibit 10.16 to the
          Company's Registration Statement on Form S-1 (File No. 33-33024)).

10.13     Pick Systems - Open Architecture License Agreement dated October 10,
          1986 among the Company, Concurrent Operating Systems Technology and
          Pick Systems, and assigned to the Company on February 24, 1988
          (incorporated by reference to Exhibit 10.19 to the Company's
          Registration Statement on Form S-1 (File No. 33-33024)).

10.14     Product Development and Technology License Agreement dated July 24,
          1990 between the Company and Samsung Electronics Company Ltd.
          (incorporated by reference to Exhibit 10.40 to the Company's 1990
          Annual Report on Form 10-K (File No. 0-18238)).**

10.15     OEM Agreement dated July 24, 1990 between the Company and Samsung
          Electronics Company Ltd. (incorporated by reference to Exhibit 10.41 to the Company's 1990 Annual Report on Form 10-K (File No.
          0-18238)).**

10.16 Service Provider II Maintenance Agreement dated January 1, 1992 between the Company and Samsung Electronics Company Ltd. (incorporated by reference to Exhibit 10.45 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)).

10.17     OEM Agreement dated September 7, 1993 between the Company and Samsung
          Electronics Co., Ltd. (incorporated by reference to Exhibit 10.43 to the Company's 1993 Annual Report on Form 10-K (File No. 0-18238)).

10.18     Master Agreement dated September 7, 1993 between the Company and
          Samsung Electronics Co., Ltd. (incorporated by reference to Exhibit
          10.44 to the Company's 1993 Annual Report on Form 10-K (File No.
          0-18238)).

10.19     Development, Manufacturing, and Distribution Agreement dated as of
          December 26, 1991 between the Company and Toshiba Corporation
          (incorporated by reference to Exhibit 10.48 to the Company's 1992
          Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)).**

10.20 Revised Development, Manufacturing, and Distribution Agreement executed as of May 13, 1994 between the Company and Toshiba
          Corporation.

10.21     Software Cooperation Agreement executed April 5, 1994 between the
          Company and UNIX System Laboratories, Inc.**

10.22     Purchase of Business Agreement dated June 17, 1994 by and among the
          Company, SEQ (Aust.) Pty. Ltd., Sequoia Systems (Australia) Pty. Ltd.,
          Tricom Group Pty. Ltd., Samuel Seabury and William A. Cruthers.

10.23     Employment Agreement dated November 5, 1992, as amended January 22,
          1993 between the Company and Cornelius P. McMullan. (incorporated by reference to Exhibit 10.56 to Amendment No. 1 to the Company's 1993
          Annual Report on Form 10-K/A. (File No. 0-18238)).+

10.24     Employment Agreement dated October 2, 1992, as amended November 7,
          1992 between the Company and Richard B. Goldman. (incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Company's 1993
          Annual Report on Form 10-K/A (File No. 0-18238)).+

10.25 Credit Agreement dated March 31, 1995 by and between State Street Bank and Trust Company, Texas Commerce Bank, National Association and the
          Company (incorporated by reference to Exhibit 10.31 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended April 2, 1995
          (File No. 0-18238)).

10.26     Pick 64 Purchase Agreement dated March 24, 1995 between Alpha
          Microsystems, Inc. and the Company.*

10.27     Amendment dated August 11, 1995 to Pick Systems - Open Architecture
          License Agreement dated October 10, 1986 among the Company, Concurrent
          Operating Systems Technology and Pick Systems, and assigned to the Company on February 24, 1988.*

10.28     Amendment dated February 2, 1995 to Pick Systems - Open Architecture
          License Agreement dated October 10, 1986 among the Company, Concurrent
          Operating Systems Technology and Pick Systems, and assigned to the Company on February 24, 1988.*

10.29     Asset Sale Agreement by and between Intel Corporation and Texas
          Microsystems, Inc. dated November 30, 1994.*

10.30     Consent and Undertakings of the Company filed February 24, 1995 in
          Securities and Exchange Commission v. Sequoia Systems, Inc. et al.,
          ------------------------------------------------------------------
          U.S. District Court, District of Columbia.*

10.31     Lease by and between Chevron U.S.A. Inc. and Texas Microsystems, Inc.
          dated December 11, 1992, as amended.*

10.32     Letter of Employment between the Company and J. Michael Stewart dated
          March 31, 1995.*+

11        Statement re: Computation of Earnings*

21        Subsidiaries of the Company.*

23.1      Consent of Coopers & Lybrand L.L.P.*

23.2      Consent of Arthur Andersen LLP*

27        Financial Data Schedule*

- ------------------
    *    Filed herewith

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

    + Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Sequoia Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Sequoia Systems, Inc. and subsidiaries as of June 30, 1994 and 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ending June 30, 1995. These financial statements give retroactive effect to the merger of Sequoia Systems, Inc. and the TMI Group on March 31, 1995, which has been accounted for using the pooling of interests method as described in Note 1 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the TMI Group for any year prior to June 30, 1995 which statements reflect total assets constituting 35% of consolidated total assets as of June 30, 1994, and which reflect total revenues constituting 51% and 19% of consolidated total revenues for each of the years ending June 30, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the TMI Group, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequoia Systems, Inc. and subsidiaries at June 30, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ending June 30, 1995, in conformity with generally accepted accounting principles.

                                                     COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
July 25, 1995

                              ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Boards of Directors of the
  Texas Microsystems Group:

     We have audited the combined balance sheets of the Texas Microsystems Group, as of June 30, 1994 and 1993, and the related combined statements of operations, shareholders' equity and cash flows for the years then ended (not presented separately herein). These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Texas Microsystems Group as of June 30, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     Effective July 1, 1992, the Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



Arthur Andersen LLP


Houston, Texas
November 30, 1994

CONSOLIDATED BALANCE SHEETS               SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

ASSETS                                                                                     June 30,     June 30,
                                                                                             1995         1994
                                                                                          ----------------------
Current Assets:                                                                               (in thousands)

    Cash and cash equivalents                                                             $  15,317   $  21,024
    Accounts receivable, net of allowance for doubtful accounts
       of $1,288 at June 30, 1995 and $1,699 at June 30, 1994                                12,739      12,759
    Inventories                                                                              16,713       9,698
    Other current assets                                                                      1,974       1,879
                                                                                          ----------------------
                                          Total  current assets                              46,743      45,360
                                                                                          ----------------------

Equipment and Improvements, at cost:
    Computer equipment                                                                       12,329      10,236
    Machinery and equipment                                                                   4,687       4,457
    Equipment under capital lease                                                             2,666       2,666
    Furniture and fixtures                                                                    1,306       1,189
    Leasehold improvements                                                                    1,575       1,537
                                                                                          ----------------------
                                                                                             22,563      20,085
    Less - Accumulated depreciation and amortization                                         17,828      15,275
                                                                                          ----------------------
                                                                                              4,735       4,810
                                                                                          ----------------------
Other Assets                                                                                    763         239
                                                                                          ----------------------
Total Assets                                                                              $  52,241   $  50,409
                                                                                          ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings on line of credit                                               $      --   $   1,705
    Current maturities of long-term debt                                                         --         667
    Current portion of capital lease obligations                                                125         112
    Accounts payable                                                                          6,809       6,383
    Accrued expenses                                                                          9,037       9,410
    Deferred revenue                                                                            888         813
                                                                                          ----------------------
                                          Total current liabilities                          16,859      19,090
                                                                                          ----------------------

Obligations under capital lease, net of current portion                                          56         190
Long-term debt                                                                                   --       1,645
                                                                                          ----------------------
                                          Total long-term obligations                            56       1,835
                                                                                          ----------------------
Commitments & Contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500,000 shares at June 30, 1995 and 1994
       Issued--none
    Common stock, $.40 par value:
       Authorized--35,000,000 shares at June 30, 1995
       and --25,000,000 shares at June 30, 1994, respectively
       Issued and outstanding 15,165,000 shares at June 30, 1995,
       and 14,899,000 shares at June 30, 1994                                                 6,066       5,960
    Additional paid-in capital                                                               79,395      79,052
    Accumulated deficit                                                                     (50,288)    (55,565)
    Cumulative translation adjustment                                                           153          37
                                                                                          ----------------------
                                          Total stockholders' equity                         35,326      29,484
                                                                                          ----------------------
Total Liabilities and Stockholders' Equity                                                $  52,241   $  50,409
                                                                                          ======================

    The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                                For the years ended,
                                                                   June 30,          June 30,          June 30,
                                                                    1995              1994              1993
                                                                  ------------------------------------------------
                                                                        (in thousands except per share data)
Revenues

         Product                                                   $   88,145        $   76,525        $   69,400
         Service                                                       14,882            13,636            11,571
         Other                                                          1,012             1,665               352
                                                                  ------------------------------------------------
                    Total revenues                                    104,039            91,826            81,323

Cost of Revenues
         Product                                                       48,985            41,345            40,082
         Service and other                                              8,094             6,664             6,785
                                                                  ------------------------------------------------
                    Total cost of revenues                             57,079            48,009            46,867

                    Gross profit                                       46,960            43,817            34,456

Research and Development Expenses                                      13,044            11,621            15,104
Selling, General and Administrative Expenses                           28,052            22,053            31,187
Restructuring Charge (Credit)                                                            (1,109)           13,990
                                                                  ------------------------------------------------
                    Total operating expenses                           41,096            32,565            60,281

                    Income (loss) from operations                       5,864            11,252           (25,825)

Interest Income                                                           809               345               222
Interest Expense                                                         (290)             (561)           (1,016)
Other Income (Expense)                                                   (146)              103               (46)
Provision for Settlement of Class Action Lawsuit                                                           (3,875)
                                                                  ------------------------------------------------
                    Income (loss) before provision for income
                     taxes and cumulative effect of change in
                     accounting for income taxes                        6,237            11,139           (30,540)

Provision for Income Taxes                                                960               658               512
                                                                  ------------------------------------------------
                    Income (loss) before cumulative effect of
                     change in accounting for income taxes              5,277            10,481           (31,052)

Cumulative effect of change in accounting for income taxes                                                    171
                                                                  ------------------------------------------------
                    Net income (loss)                              $    5,277        $   10,481        $  (30,881)
                                                                  ================================================

Income (Loss) Per Common and Common Share Equivalent
Before Cumulative Effect of Change in Accounting for
 Income Taxes                                                      $     0.34        $     0.69        $    (2.25)

Cumulative Effect of Change in Accounting for Income Taxes                                                   0.02
                                                                                                             ----

Net Income (Loss) Per Common and Common Share Equivalent           $     0.34        $     0.69        $    (2.23)
                                                                  ================================================
Weighted Average Number of Common and Common Share
 Equivalents Outstanding                                               15,565            15,103            13,829
                                                                  ================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

For the years ended June 30,                                           1995             1994             1993
                                                                   ----------------------------------------------
                                                                                   (in thousands)
Cash Flows From Operating Activities:
     Net Income (Loss)                                              $  5,277          $ 10,481         $ (30,881)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities--
     Depreciation                                                      2,553             2,557             3,192
     Amortization                                                        518               761             1,371
     Provision for bad debts                                             (32)              191             1,242
     Restructuring charge (credit)                                         -            (1,109)           10,341
     Changes in assets and liabilities:
             Restricted cash reclass for class action settlement                                          (1,000)
             Accounts receivable                                         102            (1,771)           10,494
             Accounts receivable, long-term                                -                50               130
             Accrued interest included in long-term debt                   -              (251)             (106)
             Inventories                                              (7,015)            2,497             5,364
             Federal income taxes receivable/prepaid                     423              (390)              169
             Deferred tax assets                                        (491)               13              (517)
             Other current assets                                         78               247             2,569
             Accounts payable                                            426             1,476              (965)
             Accrued expenses                                           (373)              661             5,129
             Deferred revenue                                             75              (128)              580
                                                                   ----------------------------------------------
                      Net cash provided by operating activities        1,385            15,285             7,112
                                                                   ----------------------------------------------
Cash Flows From Investing Activities:
     Purchase of equipment and improvements                           (2,477)           (2,254)           (3,026)
     Decrease (increase) in other assets                              (1,042)              218               590
                                                                   ----------------------------------------------
                      Net cash used in investing activities           (3,519)           (2,036)           (2,436)
                                                                   ----------------------------------------------
Cash Flows From Financing Activities:
     Restricted cash for collateral on bank debt                           -                 -            (2,989)
     Repayment of note payable to bank                                     -                 -            (1,050)
     Proceeds from note payable to bank                                    -                 -             3,000
     Repayment of obligations under capital leases                      (121)             (191)           (1,334)
     Short-term debt                                                  (2,372)           (1,535)            2,380
     Long-term debt                                                   (1,645)           (1,663)             (666)
     Payment of cash dividend on preferred shares                          -               (61)                -
     Proceeds from issuance of common stock                              449               294               496
                                                                   ----------------------------------------------
                      Net cash used in financing activities           (3,689)           (3,156)             (163)
                                                                   ----------------------------------------------
     Effect of exchange rates on cash                                    116                52               (24)
Net Increase (Decrease) in Cash and Cash Equivalents                  (5,707)           10,145             4,489

Cash and Cash Equivalents, beginning of year                          21,024            10,879             6,390
                                                                   ----------------------------------------------
Cash and Cash Equivalents, end of year                              $ 15,317          $ 21,024         $  10,879
                                                                   ==============================================

Supplemental Disclosures of Noncash Investing
 and Financing Activities:
     Issuance of convertible preferred stock in settlement
        of class action lawsuit                                     $      -          $  2,875         $       -
     Release of restricted cash for:
              Class action settlement                               $      -          $  1,000         $       -
              Repayment of note payable to bank                     $      -          $  1,950         $       -
              Repayment of obligations under capital leases         $      -          $  1,039         $       -

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
              Interest                                              $    532          $  1,261         $   1,069
              Income taxes paid (refunds received)                  $  1,090          $    921         $  (1,179)

The accompanying notes are an integral part of these consolidated financial statements

                                          SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ending June 30, (dollars in thousands)

                                                                                      ($ in thousands)
                                                      ----------------------------------------------------------------------------
                                                              Common Stock      Additional      Preferred Stock      Additional
                                                                       Par       Paid-in                     Par      Paid-in
                                                          Shares      Value      Capital        Shares      Value     Capital
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1992                                 $13,953,000  $   5,581   $  80,992       $     -     $     -    $      -

  Issuance of common stock pursuant to stock option
  and employee stock purchase plans                        210,000         84         412             -           -           -
  Retirement of treasury stock                            (475,000)      (190)     (5,036)            -           -           -
  Foreign currency translation                                   -          -           -             -           -           -
  Net loss                                                       -          -           -             -           -           -
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1993                                  13,688,000      5,475      76,366             -           -           -

  Issuance of common stock pursuant to stock option
  and employee stock purchase plans                        164,000         66         228             -           -           -
  Issuance of convertible preferred stock                        -          -           -         1,047         419        2,456
  Conversion of preferred stock                          1,047,000        419       2,456        (1,047)       (419)      (2,456)
  Foreign currency translation                                   -          -           -             -           -            -
  Dividends paid on convertible preferred stock                  -          -           -             -           -            -
  Net Income                                                     -          -           -             -           -            -
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1994                                  14,899,000      5,960      79,052             -           -            -

  Issuance of common stock pursuant to stock option              -          -           -             -           -            -
  and employee stock purchase plans                        265,000        106         343             -           -            -
  Foreign currency translation                                   -          -           -             -           -            -
  Dividends paid on convertible preferred stock                  -          -           -             -           -            -
  Net Income                                                     -          -           -             -           -            -
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1995                                 $15,165,000  $   6,066   $  79,395       $     -     $     -    $       -
                                                      ============================================================================
                                                                                      ($ in thousands)
                                                      ----------------------------------------------------------------------------
                                                                                  Cumulative
                                                         Preferred  Accumulated   Translation      Common Stock in Treasury
                                                         Dividends    Deficit     Adjustment      Shares       Cost       Total
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1992                                 $         -  $ (35,104)  $       9       $   475     $(5,226)   $  46,252

  Issuance of common stock pursuant to stock option
  and employee stock purchase plans                              -          -           -             -           -          496
  Retirement of treasury stock                                   -          -           -          (475)      5,228            -
  Foreign currency translation                                   -          -         (24)            -           -          (24)
  Net loss                                                       -    (30,881)          -             -           -      (30,681)
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1993                                           -    (65,985)        (15)            -           -       15,843

  Issuance of common stock pursuant to stock option
  and employee stock purchase plans                              -          -           -             -           -          294
  Issuance of convertible preferred stock                        -          -           -             -           -        2,875
  Conversion of preferred stock                                  -          -           -             -           -            -
  Foreign currency translation                                   -          -          52             -           -           52
  Dividends paid on convertible preferred stock                (61)         -           -             -           -          (61)
  Net Income                                                     -     10,481           -             -           -       10,481
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1994                                         (61)   (55,504)         37             -           -       29,484

  Issuance of common stock pursuant to stock option              -          -           -             -           -            -
  and employee stock purchase plans                              -          -           -             -           -          449
  Foreign currency translation                                   -          -         116             -           -          116
  Dividends paid on convertible preferred stock                 61        (61)          -             -           -            -
  Net Income                                                     -      5,277           -             -           -        5,277
                                                      ----------------------------------------------------------------------------
Balance, June 30, 1995                                 $         -  $ (50,288)  $     153       $     -     $     -    $  35,326
                                                      ============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES






 Note 1  Basis of Presentation
 ------

     The Company provides Motorola-based systems and upgrade products for on-line transaction processing and other interactive applications in which system availability, fast response times and data integrity are critical. With the acquisition of the TMI Group, the Company's expanded business lines also include ruggedized, mission-critical computers, both SPARC and Intel based, for the industrial market and Bellcore Network Equipment Building Specifications ("NEBS") compliant products specifically designed for the telecommunications market. As a leading supplier of ruggedized and mission critical computers from the desktop to the mainframe, the Company operates in one segment, computer systems, and addresses expanding market requirements for greater system availability.



     A.   Merger and Stock Purchase

     On November 9, 1994, the Company and its acquisition subsidiary entered into a definitive merger and stock purchase agreement with SPCO, Inc. and Keystone International, Inc., by which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries Texas Microsystems, Inc. and Texas Micro Electronics, Inc. and their respective subsidiaries (the "TMI Group") (collectively the "Transaction"). On March 31, 1995, the Transaction was consummated and the Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group.

     The Transaction has been accounted for as a pooling of interests, and accordingly, the historical consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, the financial position and cash flows of the TMI Group. The terms of the Transaction are fully described in the Company's Registration Statement on Form S-4 (file No. 33-54777) under the Securities Act of 1933, filed with the Securities and Exchange Commission on February 21, 1995 and amended on February 24, 1995.

     Total transaction costs of approximately $2,134,000 were expensed as incurred in the first nine months of fiscal 1995. These transaction costs included fees to financial advisors and legal, accounting, printing and other related expenses incurred in connection with the merger.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



     The following information presents certain income statement data of Sequoia Systems and the TMI Group for the periods prior to the Transaction. The consummation of the Transaction was substantially coincident with the fiscal third quarter 1995 closing.

                                               (unaudited)
                                            (in thousands)
                         Sequoia Systems         TMI Group       Total
                         ---------------         ---------       ---------
Revenues for:
Nine months ending:
     April 2, 1995         $32,850               $44,337           $77,187
     April 3, 1994          32,205                34,251            66,456

Year ending June 30:
     1994                   44,765                47,061            91,826
     1993                   41,019                40,304            81,323

                         Sequoia Systems         TMI Group       Total
                         ---------------         ---------       ---------
Net Income for:
Nine months ending:
     April 2, 1995          $2,097 (1)            $1,463 (1)        $3,560 (1)
     April 3, 1994           5,073                   841             5,914

Year ending June 30:
     1994                    8,567                 1,914            10,481
     1993                  (31,033)                  152           (30,881)

(1) includes pre-tax expenses related to the Transaction of $1,236,000 for Sequoia Systems and $898,000 for the TMI Group for the nine months ended April 2, 1995

     B.   Restructuring Charge/Credit

The Company recorded a restructuring charge of $13,990,000 in fiscal 1992 as the result of lower revenues and a downsizing of the operations based on anticipated future revenue levels. The restructuring charge included: $4,022,000 for provisions to reduce the carrying value of excess inventory, $3,077,000 for provisions to write off idle equipment and improvements, and $3,242,000 for provisions to reduce the carrying value of other current and long-term assets to their estimated net realizable values. The restructuring charge also included $2,494,000 of provisions for lease obligations for abandoned facilities, and $1,155,000 for other contractual obligations and provisions. During fiscal 1994, the Company settled the lease, contractual, and other obligations, and determined that, as of June 30, 1994, $1,109,000 of restructuring charges was in excess of the business requirements and recorded a restructuring credit. Additionally, the Company realized a benefit in cost of revenues of $900,000 in fiscal 1994 as a result of the sale of inventory which had been written-off as part of the restructuring. As of June 30, 1995, restructuring activities were completed.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



Note 2    Summary of Significant Accounting Policies
- ------

The consolidated financial statements reflect the application of certain accounting policies described in this and other notes to consolidated financial statements.

     A.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     B.   Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market. Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

     C.   Inventories

Inventories are stated at the lower of average cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference of cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:


                        (in thousands)
June 30,              1995              1994
                   -------------------------
Raw materials      $ 9,966            $4,545
Work-in-process      3,595             2,986
Finished goods       3,152             2,167
                   -------------------------
                   $16,713            $9,698
                   -------------------------

     D.   Depreciation and Amortization

The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Computer equipment, machinery and equipment, equipment under capital lease and furniture and fixtures are depreciated over three to ten years, and leasehold improvements are amortized over the term of the associated leases.

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

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



     E.   Software License Fees and Royalties

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

     F.   Revenue Recognition

Revenues from product sales, which include revenues from software licenses are recognized upon shipment unless significant uncertainties exist. Service revenues include maintenance, installation fees and professional services; other revenues include rental revenue and technology license fees. Service revenues related to maintenance agreements are recognized ratably over the period in which the service is provided. All other service revenues are recognized as earned. Other revenue, primarily technology license fees, are recognized as revenue upon receipt of non-refundable payments.

The Company entered into a development, manufacturing and distribution agreement with Toshiba Corporation in December 1991 and amended such agreement in April 1994. Technology license fees due the Company, amounted to $1,000,000 and $1,500,000, for the years ended June 30, 1995 and 1994, respectively.

     G.   Research and Development

Costs relating to research and development are expensed as incurred.

     H.   Net Income (Loss) per Share

Primary and fully diluted earnings per share are not separately stated as they are substantially the same. For the years ended June 30, 1995, 1994 and 1993, net income/(loss) per share was based on the weighted average number of common and common share equivalents outstanding during the year, computed in accordance with the treasury stock method. Under this method, common share equivalents are not included in the calculation for fiscal 1993 as their impact would be antidilutive. The net income/(loss) per share calculations for all years presented include shares issued to consummate the pooling transaction on March 31, 1995 (see Note 1 A).

     I.   Foreign Currency Translation

For foreign subsidiaries where the functional currency is the U.S. dollar, the financial statements of the Company's foreign subsidiaries are translated using rates of exchange in effect at the end of the fiscal year for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Income and expenses are translated at average exchange rates prevailing during the fiscal year and the resulting gains or losses are reflected in results of operations.. For foreign subsidiaries where the functional currency is the local currency, the financial statements are translated as above except that assets and liabilities are translated at current exchange rates and the resulting gains or losses are recorded as a separate component of stockholders' equity.

Transaction gains and (losses) recognized by the Company amounted to $(82,000), $(9,000), and $1,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



     J.   Postretirement Benefits

The Company sponsors two defined contribution employee savings and retirement plans (the Plans), which cover only U.S. employees. Employees participate in the Plans based on the subsidiary of their employment. The Plans are contributory for which contributions by the Company are made at the discretion of management. Employees may contribute up to 15% or 20% of their annual compensation depending on their respective plan. The Company made contributions of $231,000, $236,000 and $125,000 in fiscal 1995, 1994 and 1993 respectively.

     K.   Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are placed with high credit quality financial institutions or invested in government securities. The Company limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to trade receivables are limited due to the varied customer base, comprised principally of distributors and resellers, dispersed across various industries and geographic locations. The Company generally does not require collateral; however, in certain circumstances the Company may require letters of credit from its customers. The Company may require deposits to be paid with an order or may negotiate added discounts in exchange for payment at time of shipment.

     L.   Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

     M.   Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred tax assets, net of any valuation allowance, and deferred tax liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities and net operating losses as measured using the enacted tax rates which are expected to be in effect when these differences reverse.

     N.    Warranty Obligations

The Company generally provides its systems with a 90-day to two year warranty from the date of installation depending on the product line. Estimated warranty obligations are evaluated and provided at the time of sale.

Note 3    Note Payable to Bank & Long-Term Debt
- ------

The Company, through its subsidiary Texas Microsystems, Inc. had (i) a $2,000,000 term loan, payable in equal monthly installments based on a three-year amortization with the balance due on June 1, 1997, (ii) $4,000,000 revolving line of bank credit and (iii) a zero coupon note payable to Keystone International with $415,000 due. Subsequent to the third quarter, 1995, the Company paid

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



down all bank and long term debt of Texas Microsystems, Inc. totaling $5,229,000 and terminated these agreements.

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

The Company terminated its previous credit line with State Street Bank and Trust Company and in connection with the completion of the Transaction, on March 31, 1995, the Company, State Street Bank and Trust Company and Texas Commerce Bank, National Association entered into a revolving credit agreement providing for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%.

The Company is required to meet specific covenants throughout the duration of this agreement, the most restrictive of which is that the Company shall not have a net loss (i) of greater than $1,000,000 for any fiscal quarter or (ii) nor in any two consecutive fiscal quarters, or (iii) an annual loss in excess of $1,800,000. In addition, the Company may not declare cash dividends. This agreement expires on October 31, 1996. Available borrowings under this agreement are subject to a borrowing base formula predicated on qualified receivables as defined and are collateralized by substantially all assets of the Company. At June 30, 1995, no amounts were outstanding under this agreement and the Company had $7,549,000 available under the borrowing base formula.

Long-term debt at June 30, 1994 and 1993, consisted of the following:

                                                           ($ in thousands)
                                                           1994        1993
                                                          -------     ------
$4,250,000 original face amount subordinated note
payable to Keystone, extinguished in 1994...............        -     $3,534
$500,000 face amount subordinated zero coupon note
 payable to Keystone, dated May 19th 1989 (less
unamortized discount of $133,000 and
$171,000 respectively, with an effective interest rate
of 11.54%), due May 1, 1997.............................      367        329
$2,000,000 term note payable to Texas Commerce
Bank, dated June 7, 1994................................    1,945          -
Accrued interest                                                -        251
                                                           ------     ------
                                                            2,312      4,114
Less - Current portion of long-term debt................      667        733
                                                           ------     ------
                                                           $1,645     $3,381
                                                           ======     ======

   All bank and long term debt was paid during 1995.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES




Note 4      Other Assets
- ------

Other assets consist of the following:

                                                        (in thousands)
June 30:                                                 1995      1994
                                                        ---------------
Software license fees, net of accumulated
amortization of $629 and $382 in
1995 and 1994, respectively.                            $ 663     $ 112
Other                                                     100       127
                                                        -----     -----
                                                        $ 763     $ 239
                                                        -----     -----

Note 5      Accrued Expenses
- ------

Accrued expenses consist of the following:

                                                        (in thousands)
June 30:                                                 1995      1994
                                                        ---------------
Accrued compensation and benefits                       $4,435   $3,284
Accrued commissions and royalties                          715    1,001
Accrued other                                            3,887    5,125
                                                        ---------------
                                                        $9,037   $9,410
                                                        ---------------

Note 6      Income Taxes
- ------

Effective July 1, 1992, the TMI Group adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). Effective July 1, 1993, Sequoia Systems, Inc. adopted SFAS No. 109, "Accounting for Income Taxes". For the TMI Group the benefit of adopting the statement, $171,000, was recorded as a cumulative effect of change in accounting for income taxes in the accompanying financial statements in fiscal 1993. The impact of Sequoia Systems, Inc. adoption was immaterial to the financial statements in fiscal 1994.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES


The provisions for income taxes in the accompanying statements of income consist of the following for the years ended June 30, 1995, 1994 and 1993:

                                                          (in thousands)
                                                     1995        1994     1993
                                                 -----------------------------
Current
       Federal income taxes                      $  1,259    $    436   $  806
       State income taxes                              91          59       52
       Foreign income taxes                           100         150       --
                                                 --------    --------   ------
                                                 $  1,451    $    645   $  858
                                                 --------    --------   ------
Deferred
       Federal income taxes                          (491)         13     (346)
       State income taxes                              --          --       --
                                                 --------    --------   ------
                                                     (491)         13     (346)
                                                 --------    --------   ------
               Total provisions                  $    960    $    658      512
                                                 --------    --------   ------

The components of the net deferred tax asset at June 30, 1995 and 1994 are as follows (in thousands):

                                                   1995        1994
                                                 --------    --------
       Deferred tax assets                       $ 25,390    $ 23,039
       Deferred tax liabilities                        --        (107)
                                                 --------    --------
       Net deferred tax assets                     25,390      22,932
       Valuation allowance                        (24,395)    (22,428)
                                                 --------    --------
                                                 $    995         504
                                                 --------    --------

Due to the uncertainty surrounding realization of the deferred tax assets in future tax returns, the Company has established a full valuation allowance against substantially all of its otherwise recognizable net deferred asset.

The components of the net deferred tax asset are as follows (in thousands):

                                        1995       1994
                                      --------   --------
       NOL carryforward               $ 19,971    16,649
       Property and equipment            1,124     2,554
       Inventory                         2,451     1,601
       Bad debt reserve                    517       416
       Accrued liabilities                  --       228
       Other                             1,327     1,484
                                      --------   -------
       Total net asset                  25,390    22,932
       Valuation allowance            $(24,395)  (22,428)
                                      --------   -------
       Deferred tax asset             $    995       504
                                      --------   -------

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES


A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows for the years ended June 30,


                                       1995    1994     1993
                                      ------  ------   ------
Federal statutory rate                  34%      34%      34%
Net benefit of tax credits and
  operating loss carryforwards         (21%)  (28.5%)     --
State income taxes, net of federal
  benefit                              1.0%     0.5%    (0.1%)
Federal Alternative Minimum Tax        0.8%     1.3%      --
Net losses without tax benefit          --       --      (34%)
Revenue Agent Review Adjustments        --     (2.0%)   (1.1%)
Foreign income tax                     1.6%     1.4%      --
Other                                 (1.0%)   (0.7%)   (0.5)%
                                      ----    -----    -----
Effective tax rate                    15.4%     6.0%    (1.7%)
                                      ----    -----    -----

The Tax Reform Act of 1986 (the Act), enacted in October 1986, limits the amount of net operating loss carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership in excess of 50%, as defined in the Act, which has limited the Company's ability to utilize in any one year the net operating loss carryforwards incurred prior to the change in ownership occurring upon the Company's initial public offering. The Company estimates that the total net operating loss carryforward subject to this limitation is approximately $23,000,000. The utilization of the available net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change is limited to approximately $2,700,000 in each year subsequent to the change in ownership until fiscal 2002, at which time the unused net operating loss carryforwards will expire. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Company's net operating loss and general business credit carryforwards at June 30, 1995, were approximately $44,500,000 ($21,500,000 unrestricted) and $2,800,000, respectively. Included with-in the net operating losses is approximately $4.6 million of Incentive Stock Option deductions. This deduction when utilized will be a direct credit to stockholders' equity and will not benefit the income statement.


Note 7     Stockholders' Equity
- ------

     A.  Common and Preferred Stock

The Company has 35,000,000 and 12,500,000 authorized shares of common and preferred stock, respectively at June 30, 1995. There were 25,000,000 and 12,500,000 authorized shares of common and preferred stock at June 30, 1994. No shares of preferred stock were issued or outstanding at June 30, 1995, or 1994. The Company has reserved 3,700,000 authorized shares of common stock for issuance under the Company's options plans, 750,000 authorized shares of common stock for issuance under the 1993 employee stock purchase plan, 131,000 shares for issuance under the 1991 outside directors' stock option plan, and 150,000 shares for issuance under the 1995 outside directors stock option plan.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



On October 27, 1993, the Company issued 1,047,418 shares of Series A Convertible Preferred Stock in settlement of the class action litigation. Subsequently, holders of 264,435 shares of preferred stock converted, at their option, such shares into the same number of common shares. The remaining 782,983 shares of Series A Convertible Preferred Stock were automatically converted to the same number of common shares on March 15, 1994, in accordance with a mandatory conversion clause in the class action settlement agreement.


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

In fiscal 1990, the Company established the 1990 outside directors' stock option plan (the 1990 Directors' Plan) which provides for the issuance of nonqualified stock options at a price no less than the fair market value on the date of grant to members of the Company's Board of Directors who are not employees of the Company. An aggregate of 131,000 shares of common stock was reserved for issuance under the 1990 Directors' Plan. The options expire upon the earlier of 10 years from the date of grant or six months after the director ceases to be a director of the Company. This plan expired on June 7, 1995. The 131,000 shares allocated to the plan are available for allocation to other 1995 plans at the Board of Directors discretion.

In fiscal 1995, the Company established the 1995 outside directors' stock option plan (the 1995 Directors' Plan). The terms of the 1995 Plan are identical to the 1990 Directors' Plan. An aggregate of 150,000 shares of common stock was reserved for issuance under the 1995 Directors' Plan. This plan expires on July 1, 1999.

During 1993, the Company canceled certain options to employees and directors and reissued options, with similar terms, to employees and directors with an exercise price of $2.25, the fair market value at the date of grant.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



The following table summarizes the option activity under the Incentive, Supplemental and 1990 and 1995 Directors Stock Option Plans for the respective periods.

                                 Number of           Option Price
                                  Shares              per Share
                                ----------          --------------
Outstanding at June 30, 1992     1,243,669            .35 -  16.81
 1993 Activity:
     Options granted               943,644           2.25 -   7.63
     Options exercised            (173,176)           .80 -   5.13
     Options terminated         (1,107,131)           .80 -  16.50
                                ----------------------------------
Outstanding at June 30, 1993       907,006            .80 -  16.50
 1994 Activity:
     Options granted               656,020           1.94 -   6.06
     Options exercised            (137,392)           .80 -   2.25
     Options terminated           (120,802)           .80 -  11.44
                                ----------------------------------
Outstanding at June 30, 1994     1,304,832          $ .80 - $11.44
                                ----------------------------------

 1995 Activity:
     Options granted               523,700           3.22 -   5.13
     Options exercised            (222,561)           .35 -   3.13
     Options terminated           ( 40,020)          2.06 -   5.44
                                ----------------------------------
Outstanding at June 30, 1995     1,565,951          $ .35 - $ 5.44
                                ----------------------------------
Exercisable at June 30, 1995       801,847          $ .80 - $11.44
                                ----------------------------------

     C.  Employee Stock Purchase Plans

In March 1995, the Board of Directors amended the 1993 employee stock purchase plan (the 1993 Plan) to encompass fiscal years 1996, and 1997, as well as fiscal years 1994 and 1995, and to increase to 750,000 shares of common stock the number of shares available for issuance. Under the terms of the 1993 employee stock purchase plan, eligible employees were able to purchase shares of the Company's common stock at 85% of market price, as defined by the 1993 Plan. The term of the 1993 Plan is four years, divided into eight separate semi-annual offerings commencing on July 1, 1993,(fiscal 1994) and ending on January 1, 1997 (fiscal 1997). In the fiscal 1994 offering which commenced on July 1, 1993 and ended on June 30, 1994, (two offering periods)45,578 shares were issued. In the third offering which commenced on July 1, 1994 and ended on December 31, 1994, 24,346 shares were issued. The fourth offering, which commenced on January 1, 1995 and ended on June 30, 1995, resulted in 25,969 shares being issued subsequent to the end of fiscal 1995.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



Note 8   Commitments and Contingencies
- ------
     A.  Lease Commitments

The Company leases equipment and office space for its headquarters and sales offices under various operating arrangements that expire at various dates through 2000. In addition, the Company leases certain equipment, office furniture and software licenses under capital leases that mature at various dates through July 2000. At June 30, 1995, minimum payments due under all operating and capital lease arrangements are as follows:

                                                (in thousands)
                                            Operating     Capital
                                              Lease        Lease
Fiscal Year                                Commitments  Commitments
                                           -----------  -----------
       1996                                   $1,945        $137
       1997                                    1,769          69
       1998                                    1,315          --
       1999                                      839          --
       2000                                      839          --
                                              ------        ----
Total minimum lease payments                  $6,706        $206
                                              ------        ----
Less--Amount representing interest on
        capital lease                             --          25
                                              ------        ----
Present value of minimum lease payments       $   --        $181
                                              ------        ----

Approximately $2,098,000, $2,272,000 and $2,938,000 were charged to rent expense in fiscal 1995, 1994 and 1993, respectively, under operating lease agreements. Accumulated amortization on equipment under capital lease amounted to $2,460,000 and $2,507,000 at June 30, 1995 and 1994, respectively.

     B.   Legal Proceedings

In 1992 the Company was named a defendant to a class action suit brought in the
United States District Court of Massachusetts.   The plaintiffs purported to
represent a class of persons who purchased the common stock of the Company between July 29, 1991 and December 11, 1992 and alleged that the Company violated (S)10 (b) of the Securities and Exchange Act of 1934 and committed common law fraud by materially overstating its revenue and income for the fiscal quarter ended September 30, 1991, thereafter failing to disclose the alleged need to restate the Company's revenue and income for that fiscal quarter and by agreeing with certain revenue and earnings projections for the Company made by
financial analysts.   On July 30, 1993, the Company entered into a settlement by which all claims asserted by the plaintiffs against the Company, Arthur Andersen & Co., the Company's former auditors, and former executives of the Company were settled. The global settlement provided for a cash payment totaling $3,125,000, of which $1,075,000 was paid by the Company and $2,050,000 was paid by the Company's insurance carrier and the other defendants in the class action litigation. In addition, the Company issued to the plaintiffs $2,875,000 in face amount of a new class of preferred stock, bearing dividends at a rate of 7% per year, payable annually, and convertible into common stock at a conversion price equal to 110% of the average trading price of the Company's common stock during a specified period prior to the effective date.

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



The preferred stock was automatically converted to common stock according to its terms on March 15, 1994 on which date the closing price of the Company's common stock was $6.0625 per share. The agreement was approved by the District Court on September 10, 1993.

On May 8, 1992, the Securities and Exchange Commission notified the Company that the Commission had begun an informal investigation with respect to the Company's revenue recognition policies. On September 28, 1992, after receiving certain documentation and information requested from the Company, the Commission notified the Company that the Commission had entered a formal order of investigation with respect to these matters. On February 16, 1995, the Company and the Commission entered into a settlement agreement, subsequently approved by the U.S. District Court for the District of Columbia, pursuant to which the Company consented to the issuance of an injunction against it prohibiting future violations of certain securities laws and regulations, but the Company was not required to pay any fines or make any other payments.

Note 9    Significant Customers and Domestic and Export Sales
- ------

The Company had one customer, DSC Communications Corporation, that represented
13%, or $13,559,000, in revenues for the year ending June 30, 1995.   There were
no customers exceeding 10% of revenues for the fiscal years ending June 30 1994, and 1993, respectively.

The following summarizes domestic and export sales for the years ended June 30:


                               (in thousands)
Years Ended June 30      1995         1994        1993
                       ---------    --------    ---------
Domestic               $ 80,594     $72,521      $68,327
Foreign                  10,592       4,010        2,461
Export--
     Europe               5,505       5,518        3,555
     Asia                 2,019       3,579        1,401
     Australia                - (1)   1,331          934
     All other            5,329       4,867        4,645
                       --------     -------      -------
                       $104,039     $91,826      $81,323
                       --------     -------      -------

Percent:
Domestic                     78%         79%          84%
Foreign                      10%          4%           3%
Export--
     Europe                   5%          6%           4%
     Asia                     2%          4%           2%
     Australia                -           2%           1%
     All other                5%          5%           6%
                       --------     -------      -------
                            100%        100%         100%
                       --------     -------      -------

(1) (see Note 10)

SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES



Note 10   Acquisition of Joint Venture
- -------

In November 1991, the Company entered into a joint venture, Sequoia Systems Pty. Ltd., with Tricom Group Pty. Ltd. ("Tricom"). The joint venture (owned 15% by Sequoia), through Tricom, had the right to distribute the Company's products in Australia and New Zealand.

On July 1, 1994, the Company reached agreement and purchased selected assets and the ongoing business operations of Sequoia Systems (Australia) Pty. Ltd., its joint venture with Tricom for cash totaling $1.1 million. The Company has also incorporated certain Australian legal entities to operate the business in the same geographical market area. Tricom also agreed to specific noncompete arrangements in selected markets with the Company and/or its subsidiary(s) and further, that the joint venture would be liquidated, as defined in the agreement.

                                                                     SCHEDULE II

                             SEQUOIA SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                    -----------------------------
                                        BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                        BEGINNING      COSTS AND        OTHER                            END OF
             DESCRIPTION                OF PERIOD      EXPENSES       ACCOUNTS         DEDUCTIONS        PERIOD
- -------------------------------------------------------------------------------------------------------------------

            JUNE 30, 1993:
- ---------------------------------
Allowance for Doubtful Accounts          3,407,000      1,282,000         400,000       2,843,000        2,246,000
Inventory Reserve:                       4,341,000      1,245,000               0         880,000        4,706,000


            JUNE 30, 1994:
- ---------------------------------
Allowance for Doubtful Accounts          2,246,000        116,000         300,000         963,000        1,699,000
Inventory Reserve:                       4,706,000        548,000         579,000       2,692,000        3,141,000


            JUNE 30, 1995:
- ---------------------------------
Allowance for Doubtful Accounts          1,699,000        226,000        (175,000)        462,000        1,288,000
Inventory Reserve:                       3,141,000        573,000               0       1,789,000        1,925,000


                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Sequoia Systems, Inc.:

Our report on the consolidated financial statements of Sequoia Systems, Inc. and subsidiaries is included on page 33 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended June 30, 1995 listed in the index on page 33 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements take as a whole, presentS fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
July 25, 1995