Form 10-K/A
period 1995-06-30
SEQUOIA SYSTEMS INC
filed 1995-10-26
CIK 724621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

      Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1995

                         Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                              04-2738973
--------                                              ----------
(State or Other Jurisdiction                          (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)

400 Nickerson Road, Marlborough, Massachusetts        01752
----------------------------------------------        -----
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code    (508) 480-0800
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on September 29, 1995, was $80,230,265.

          The number of shares outstanding of the Registrant's common stock, $.40 par value per share, as of September 29, 1995 was approximately 15,311,770.
                                               Page 1 of 16 pages
                                               Exhibit Index appears on p. 11.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------

  Sequoia System, Inc. ("Sequoia" or the "Company") has a classified Board of Directors consisting of two Class I Directors, three Class II Directors and two Class III Directors. Pursuant to Sequoia's bylaws, directors are elected for terms ending on the date of the third annual meeting following the annual meeting at which any given director is elected. Class II Directors Francis J. Hughes, Jr., A. Theodore Engkvist and Dennis M. Malloy must stand for re-election at the next Annual Meeting of Stockholders. There are no family relationships between or among any officers or directors of Sequoia.

  The following table sets forth the name, age, length of service as a director of each member of the Board of Directors, including the Nominees, information given by each concerning all positions he has held with the Company, his principal occupation and business experience for the past five years and the names of other publicly held companies of which he serves as a director:

Class II Directors
------------------
Francis J. Hughes, Jr.

     Mr. Hughes, age 45, has been a director of the Company since 1987. He is President of American Research & Development Corporation, a venture capital firm. Mr. Hughes is also a director of Ceramics Process Systems Corporation and R. F. Monolithics, Inc.

A. Theodore Engkvist

   Mr. Engkvist, age 60, has been a director of the Company since 1994. He is President of ENJO Consulting, a management consulting company. Mr. Engkvist is also a director of Cycare Systems, Inc.

Dennis M. Malloy

   Mr. Malloy, age 47, first became a director of the Company effective March 31, 1995. He is President of Malloy's Cash Register Company.

Class III Directors
-------------------
Cornelius P. McMullan

   Mr. McMullan, age 55, has been a director of the Company since 1993. He is President and Chief Executive of the Company.

J. Michael Stewart

   Mr. Stewart, age 48, became a director of the Company on March 31, 1995. He is Executive Vice President of the Company and President and Chief Operating Officer of Texas Microsystems, Inc., a wholly-owned subsidiary of the Company.

Class I Directors
-----------------
Dean C. Campbell

   Mr. Campbell, age 45, has been a director of the Company since 1989. He is General Partner of Campbell Venture Management, L.P. Mr. Campbell is also a director of Telco Systems Corp. and R. F. Monolithics, Inc.

John F. Smith

   Mr. Smith, age 60, has been a director of the Company since 1993. He is President of Mycos International, Inc., a real estate development company, and retired Senior Vice President and Chief Operating Officer of Digital Equipment Corporation. Mr. Smith is also a director of Instron Corporation and PerSeptive Biosystems, Inc.

Executive Officers

  Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Stockholders and hold office until the next annual meeting unless they sooner resign or are removed from office.

  The following table lists the name, age and position of the current executive officers of Sequoia.


Name                         Age         Position
--------------------------------------------------------------------------

Cornelius P. McMullan......   55  President and Chief Executive Officer

Richard B. Goldman.........   49  Executive Vice President and
                                  Chief Financial Officer

William C. Gould...........   57  Executive Vice President, General
                                  Manager, Enterprise Systems

J. Michael Stewart.........   48  Executive Vice President, President
                                  and Chief Operating Officer,
                                  Texas Microsystems, Inc.

Jack J. Stiffler...........   61  Executive Vice President, Chief
                                  Technical Officer and General
                                  Manager, Technology Business Unit

David A. Butler............   51  Vice President and Treasurer

Jeremy F. Swett............   52  Vice President, General Counsel
                                  and Secretary

  Mr. McMullan joined Sequoia in November 1992 as Vice President, Worldwide Sales and Strategic Accounts and was elected President and Chief Executive Officer in December 1992. From November 1980 to October 1992, Mr. McMullan held various management positions at Prime Computer, Inc. ("Prime"), most recently as President, Commercial Systems.

  Mr. Goldman joined Sequoia in October 1992 as Vice President, Finance, and Chief Financial Officer and was elected to his present office in August 1995.
He also served as Co-Chief Executive Officer from October 1992 until December 1992 and Secretary from March 1993 until December 1994. Mr. Goldman was Senior Vice President and Chief Financial Officer of Connell Limited Partnership, a diversified manufacturing group of companies, from May 1991 until he joined Sequoia and was Vice President of Finance, Treasurer and Chief Financial Officer of Alliant Computer Systems, Inc. from May 1990 until May 1991. On May 26, 1992, Alliant filed for protection under Federal bankruptcy laws. Before his association with Alliant, Mr. Goldman was employed for more than ten years by Prime, most recently as Vice President of Finance, Administration and Planning and Chief Financial Officer from January 1988 to October 1989.

  Mr. Gould joined Sequoia in July 1991 as Vice President of Software Engineering and served as Vice President, Customer Service from April 1993 to July 1995 when he assumed his current position. Prior to joining Sequoia, Mr. Gould was Vice President, Software Engineering at Apollo Computer, Inc. from 1988 to 1991.

  Mr. Stewart is a co-founder of Texas Microsystems, Inc. and has served as President and Chief Operating Officer of that Company since its founding in 1989.

  Dr. Stiffler, a co-founder of Sequoia, has served as Chief Technical Officer since Sequoia's formation in 1981 and has served as Executive Vice President since October 1987 and General Manager, Technology Business Unit since July 1993. Dr. Stiffler is an inventor under ten patents for error-control coding and computer technology.

  Mr. Butler joined Sequoia in January 1988 as Vice President, Finance, Chief Financial Officer and Treasurer and has served as Vice President and Treasurer since August 1990.

  Mr. Swett joined Sequoia as General Counsel in June 1994 and was elected Vice President, General Counsel and Secretary in December 1994. Prior to joining Sequoia, Mr. Swett was employed by Wyman-Gordon Company, a manufacturer of aerospace components, as Associate General Counsel from 1992 to 1994 and as Corporate Counsel from 1980 to 1992.

ITEM 11.                   EXECUTIVE COMPENSATION

Directors' Compensation

  Sequoia's non-employee directors are paid a fee of $1,750 for each meeting attended (up to a maximum of six meetings per year) and are reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.
Directors who are officers or employees of Sequoia do not receive any additional compensation for their services as directors. Each non-employee director also received an option to purchase 2,500 shares of Sequoia Common Stock on July 1, 1994 at an exercise price of $3.6875 per share under Sequoia's 1990 Outside Directors' Stock Option Plan (the "1990 Directors' Plan"). The 1990 Directors' Plan has expired and was replaced by the 1995 Outside Directors' Stock Option Plan which is substantially identical.

  Under a consulting agreement with the Company, Francis J. Hughes, Jr., Chairman of the Board, is eligible to receive $1,000 per day for consulting services (up to a maximum of $7,500 per month). Mr. Hughes did not provide any consulting services or receive any payments under this agreement during fiscal 1995. Under a consulting agreement with the Company, John F. Smith, a director of the Company, is eligible to receive $2,500 per day for consulting services. Mr. Smith did not provide any consulting services or receive any payments under this agreement during fiscal 1995.

Named Executive Officers' Compensation

The following table sets forth all cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the President and Chief Executive Officer, the four other most highly compensated executive officers of Sequoia whose cash compensation exceeded $100,000 during the fiscal year ended June 30, 1995 and J. Michael Stewart as Executive Vice President and President and Chief Operating Officer of Texas Microsystems, Inc. (such six executive officers are collectively referred to herein as the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                Annual Compensation       Long-Term Compensation
                                                                -------------------       -----------------------
                                                                                          Awards          Payouts
                                                                                          -----------------------
                                                                         Other            Restricted
Name and                                                                 Annual           Stock            LTIP      All Other
Principal Position               Year           Salary         Bonus     Compensation     Awards  Options  Payout  Compensation
------------------------------------------------------------------------------------------------------------------------------------

Cornelius P. McMullan            1995         $   216,922      $ 90,828  N/A              N/A      50,000  N/A       $3,048(1)
President and Chief              1994         $   206,511      $ 84,000  N/A              N/A     120,000  N/A       $2,690(2)
  Executive Officer              1993         $   123,076(3)   $ 36,000  N/A              N/A      60,000  N/A       $1,345(2)

Richard B. Goldman               1995         $   190,438      $ 51,156  N/A              N/A      15,000  N/A       $1,343(2)
 Executive Vice President        1994         $   177,384      $ 93,875  N/A              N/A      20,000  N/A       $2,391(2)
 and Chief Financial Officer     1993         $   128,776(4)   $ 37,500  $ 1,128(5)       N/A     100,000  N/A       $  712(2)

William C. Gould                 1995         $   136,892      $ 38,141  N/A              N/A      15,000  N/A       $2,466(2)
 Executive Vice President,       1994         $   130,210      $ 65,000  N/A              N/A      15,000  N/A       $1,232(2)
 and General  Manager,           1993         $   113,586      N/A       $ 1,773(5)       N/A      24,700  N/A       $1,232(2)
 Enterprise Systems

J.Michael Stewart
 Executive Vice President;       1995         $    43,269(7)   $ 22,156  N/A              N/A      50,000  N/A       N/A
 President and Chief Operating   1994         N/A (7)          0         N/A              N/A      N/A     N/A       N/A
 Officer, Texas Microsystems     1993         N/A (7)          0         N/A              N/A      N/A     N/A       N/A


Jack J. Stiffler
 Executive Vice President,       1995         $   183,749      $ 42,715  N/A              N/A      0       N/A       $5,167(2)
 General Manager, Technology     1994         $   177,384      $ 78,750  N/A              N/A      25,000  N/A       $1,043(2)
 Business Unit and Chief         1993         $   168,942      N/A       $13,426(5)       N/A      16,000  N/A       $3,589(6)
 Technical Officer

Ronald J. Gellert (9)
 Vice President,                 1995         $   159,692      $ 76,786  N/A              N/A              N/A       $1,914(8)
 General Manager                 1994         $   139,326      $103,302  N/A              N/A      15,000  N/A       $1,352(2)
  Systems Business               1993         $   105,000      $ 55,500  N/A              N/A      35,700  N/A       $1,092(2)

(1) Represents $2,419, the value of group term life insurance paid by the Company, and $629 for tax services.
(2)  Represents the value of group term life insurance paid by the Company.
(3) Mr. McMullan's salary figure includes $28,461 earned as Vice President, Worldwide Sales and Strategic Accounts from November 16, 1992 through January 8, 1993. Mr. McMullan's 1993 annual salary as President and Chief Executive Officer was $200,000.
(4)  Mr. Goldman's 1993 annual salary was $175,000.
(5)  Represents vacation buy-out amount.
(6) Represents $3,089, the value of group term life insurance paid by the Company, and $500 for tax services.
(7) Represents salary paid to Mr. Stewart by the Company subsequent to the Merger with Texas Microsystems, Inc. during the period March 31, 1995 through June 30, 1995, based on an annual salary of $187,500. Prior to such Merger, Mr. Stewart was compensated in the form of a fee paid pursuant to an Operating and Management Agreement with Texas Microsystems Inc. which terminated on the effective date of the Merger.
(8) Represents $1,114, the value of group term life insurance paid by the Company, and $800 for tax services.
(9)  Mr. Gellert has resigned from the Company effective September 29, 1995.

Option Grants and Exercises

  The following tables summarize (i) option grants and exercises during fiscal 1995 to or by the named executive officers, and (ii) the value of the options held by such persons at the end of fiscal 1995. No SARs were granted during fiscal 1995.

                                      OPTION GRANTS IN LAST FISCAL YEAR
                                      ---------------------------------
                                              Individual Grants
                                              -----------------
                                                                       Potential Realizable Value
                            Percent of                                 at Assumed Annual Rate of
                            Total Options                              Stock Price
                            Granted to      Exercise or                Appreciation for
                Options     Employees       Base Price     Expiration  Option Term(3)
Name            Granted(1)  in Fiscal Year  Per Share (2)  Date        5%                10%
--------------------------------------------------------------------------------------------
Cornelius P.     50,000           10%       $3.8125        10/24/04    $119,883     $303,807
 McMullan

Richard B.       15,000            3%       $ 3.625        11/08/04    $ 34,196     $ 86,660
 Goldman

J. Michael       50,000           10%       $  4.00        03/31/05    $125,779     $318,748
 Stewart

William C.       15,000            3%       $3.6875         7/01/04    $ 34,786     $ 88,154
 Gould

Jack J.               -            -              -               -                        -    -
 Stiffler

Ronald J.        15,000            3%       $3.6875        07/01/04    $ 34,786     $ 88,154
 Gellert

(1) Options generally become exercisable at the rate of 1/48th of the shares subject to the option commencing on the first day of the first month immediately following the month of grant and the first of each month thereafter.

(2) The exercise price of each option grant was equal to the fair market value of the Common Stock on the date of grant.

(3) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted and are not intended to forecast future appreciation of the price of the Sequoia Common Stock. The named executive officers will realize no gain upon the exercise of these options without an increase in the price of the Company's Common Stock, which increase will benefit all Sequoia stockholders proportionately.


                                AGGREGATED OPTION EXERCISES
                             AND FISCAL YEAR END OPTION VALUES
                             ---------------------------------

                                       Number of                      Value of Unexercised
                Shares                 Unexercised Options            In-The-Money Options
                Acquired     Value     at Fiscal Year End             at Fiscal Year End
Name            on Exercise  Realized  Exercisable / Unexercisable    Exercisable / Unexercisable
----            -----------  --------  ---------------------------    ---------------------------
Cornelius P.         -          -      107,790 / 122,210              $194,917 / $165,708
 McMullan

Richard B.           -          -       37,202 / 53,155               $58,103 / $69,486
 Goldman

J. Michael           -          -         4165 / 45,835               $1,041 / $11,459
 Stewart

William C            -          -       34,880 / 19820                $65,716 / $24,934
 Gould

Jack J               -          -       90,280 / 19489                $229,662 / $27,683
 Stiffler

Ronald J.            -          -       43,999 / 27,826               $86,735 / $40,946
 Gellert

(1) On September 29, 1995 the last reported sales price of Sequoia Common Stock on the Nasdaq National Market was $7.375 per share.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

  The following table sets forth certain information as of August 15, 1995 with respect to the beneficial ownership of Sequoia Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table under the heading "Executive Compensation;" and (iv) all directors and executive officers as a group:


Name and Address of 5%               Number of Shares             Percentage of Common
Beneficial Owner                     Beneficially Owned(1)(2)     Stock Outstanding(2)
----------------                     ------------------------     --------------------
W. Wayne Patterson                   2,018,000(3)                        12.8%
3324 Ella Lee Lane
Houston, Texas 77019


Directors and Executive Officers
--------------------------------
Francis J. Hughes, Jr......            308,071(4)                        2.0
Dean C. Campbell...........             50,504(5)                         *
A. Theodore Engkvist.......             22,000(6)                         *
Dennis M. Malloy...........             18,500(7)                         *
John F. Smith..............             17,000(8)                         *
Cornelius P. McMullan......            125,452(9)                         *
Richard B. Goldman.........             47,262(10)                        *
William C. Gould...........             40,715(11)                        *
J. Michael Stewart.........          2,138,950(12)                      13.5
Jack J. Stiffler...........            135,984(13)                        *
Ronald J. Gellert                        4,391(14)                        *
All Directors and
 Executive Officers
 as a group (13 persons)...          2,923,688(15)                      18.5

* Less than 1%

  (1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares by the respective stockholders. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

  (2) For purposes of this table, the number of shares of Common Stock of the Company owned by each director or executive officer is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which each director or executive officer has sole or shared voting or investment power and also any shares of Common Stock with respect to which any options held by such director or executive officer are exercisable within 60 days after August 15, 1995.

  (3) Includes 1,790,680 shares owned directly or indirectly by Mr. Patterson and 227,320 shares belonging to Mr. Patterson's children under the Texas Uniform Gift to Minors Act, as to which he disclaims beneficial ownership.

  (4) Includes (i) 178,571 shares owned by American Research and Development II, L.P. ("ARD") of which Mr. Hughes is a general partner (or a general partner of a general partner), and (ii) 37,500 shares issuable pursuant to stock options which are exercisable by ARD within 60 days after August 15, 1995, as to each of which Mr. Hughes disclaims beneficial ownership. Also includes 1,500 shares held by Mr. Hughes and 90,500 shares issuable pursuant to stock options which are exercisable by Mr. Hughes within 60 days after August 15, 1995.

  (5) Comprised of 25,504 shares owned by Mr. Campbell and 25,000 shares issuable pursuant to stock options which are exercisable by Mr. Campbell within 60 days after August 15, 1995.

  (6) Comprised of 5,000 shares owned by Mr. Engkvist and 17,000 shares issuable pursuant to stock options which are exercisable by Mr. Engkvist within 60 days after August 15, 1995.

  (7) Comprised of 4,000 shares owned by Mr. Malloy and 14,500 shares issuable pursuant to stock options which are exercisable by Mr. Malloy within 60 days after August 15, 1995.

  (8) Comprised of 17,000 shares issuable pursuant to stock options which are exercisable by Mr. Smith within 60 days after August 15, 1995.

  (9) Comprised of 1,537 shares owned by Mr. McMullan and 123,915 shares issuable pursuant to stock options which are exercisable by Mr. McMullan within 60 days after August 15, 1995.

  (10) Comprised of 47,262 shares issuable pursuant to stock options which are exercisable by Mr. Goldman within 60 days after August 15, 1995.

  (11) Comprised of 3,000 shares owned by Mr. Gould and 37,715 shares issuable pursuant to stock options which are exercisable by Mr. Gould within 60 days after August 15, 1995.

  (12) Includes 1,009,043 shares owned by his wife and 113,575 shares owned by his children under the Texas Uniform Gift to Minors Act (as to all of which he disclaims beneficial ownership) and 7,290 shares issuable pursuant to stock options which are exercisable by Mr. Stewart within 60 days after August 15, 1995.

  (13) Comprised of 51,952 shares held by Mr. Stiffler, 390 shares owned by Mr. Stiffler's wife (as to which Mr. Stiffler disclaims beneficial ownership) and 84,032 shares issuable pursuant to stock options which are exercisable by Mr. Stiffler within 60 days after August 15, 1995.

  (14) Comprised of 4,391 shares issuable pursuant to stock options which are exercisable by Mr. Gellert within 60 days after August 15, 1995.

  (15) Includes an aggregate of 519,964 shares which all executive officers and directors have the right to acquire under outstanding stock options exercisable within 60 days after August 15, 1995. Also includes those shares listed above the beneficial ownership of which is disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with the Company's grant of certain distribution rights to Hewlett-Packard Company ("Hewlett-Packard") in December 1989, the Company and Hewlett-Packard entered into a patent and technology licensing agreement, and Hewlett-Packard purchased 688,836 shares of Sequoia's Series F Convertible Preferred Stock for an aggregate purchase price of $5,800,000. These shares automatically converted into an equal number of shares of Sequoia Common Stock upon the closing of the Company's initial public offering in March 1990. During fiscal 1995, Hewlett-Packard held up to 5.8% of Sequoia's Common Stock. However, at August 15, 1995, Hewlett-Packard no longer held any Sequoia Common Stock. Sequoia received approximately $243,000 from Hewlett-Packard for the purchase of products and services in fiscal 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

  (a)     Exhibits

Exhibit
Number    Description
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

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company. (incorporated by reference to Exhibit 3.2 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

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

10.3 Amendment to the Option Plans adopted December 13, 1994. (incorporated by reference to Exhibit 10.3 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).+

10.4 1990 Outside Director's Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).

10.5      1993 Employee Stock Purchase Plan (incorporated by reference to
          Exhibit 10.5 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).+

10.6 Amendment to the 1993 Employee Stock Purchase Plan, adopted December 13, 1994. (incorporated by reference to Exhibit 10.6 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).+

10.7 1995 Outside Directors' Stock Option Plan. (incorporated by reference to Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

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

10.19 Development, Manufacturing, and Distribution Agreement dated as of December 26, 1991 between the Company and Toshiba Corporation (incorporated by reference to Exhibit 10.48 to the Company's 1992 Annual Report on Form 10-K, Amendment No. 1 (File No. 0-18238)). **

10.20 Revised Development, Manufacturing, and Distribution Agreement executed as of May 13, 1994 between the Company and Toshiba Corporation.*

10.21 Software Cooperation Agreement executed April 5, 1994 between the Company and UNIX System Laboratories, Inc. **

10.22 Purchase of Business Agreement dated June 17, 1994 by and among the Company, SEQ (Aust.) Pty. Ltd., Sequoia Systems (Australia) Pty. Ltd., Tricom Group Pty. Ltd. , Samuel Seabury and William A. Cruthers. (incorporated by reference to Exhibit 10.26 to the Company's 1994 Annual Report on Form 10-K (File No. 0-18238)).

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

10.26 Pick 64 Purchase Agreement dated March 24, 1995 between Alpha Microsystems, Inc. and the Company. (incorporated by reference to Exhibit 10.26 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

10.27 Amendment dated August 11, 1995 to Pick Systems - Open Architecture License Agreement dated October 10, 1986 among the Company, Concurrent Operating Systems Technology and Pick Systems, and assigned to the Company on February 24, 1988. (incorporated by reference to Exhibit
          10.27 to the Company's 1995 Annual Report on Form 10-K (File
          0-18238)).

10.28 Amendment dated February 2, 1995 to Pick Systems - Open Architecture License Agreement dated October 10, 1986 among the Company, Concurrent Operating Systems Technology and Pick Systems, and assigned to the Company on February 24, 1988. (incorporated by reference to Exhibit
          10.28 to the Company's 1995 Annual Report on Form 10-K (File
          0-18238)).

10.29 Asset Sale Agreement by and between Intel Corporation and Texas Microsystems, Inc. dated November 30, 1994. (incorporated by reference to Exhibit 10.29 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

10.30 Consent and Undertakings of the Company filed February 24, 1995 in Securities and Exchange Commission v. Sequoia Systems, Inc. et al.,
          -------------------------------------------------------------------
          U.S. District Court , District of Columbia. (incorporated by reference to Exhibit 10.30 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

10.31 Lease by and between Chevron U.S.A. Inc. and Texas Microsystems, Inc. dated December 11, 1992, as amended. (incorporated by reference to Exhibit 10.31 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

10.32 Letter of Employment between the Company and J. Michael Stewart dated March 31, 1995. (incorporated by reference to Exhibit 10.32 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).+

11 Statement re: Computation of Earnings (incorporated by reference to Exhibit 11 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

23.1      Consent of Coopers & Lybrand L.L.P. (incorporated by reference to
          Exhibit 23.1 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

23.2      Consent of Arthur Andersen LLP (incorporated by reference to Exhibit
          23.2 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

27 Financial Data Schedule (incorporated by reference to Exhibit 27 to the Company's 1995 Annual Report on Form 10-K (File 0-18238)).

--------------------
      *   Filed herewith

     **   Confidential treatment previously granted to certain portions thereof.

     *** Previously filed subject to request for confidential treatment as to certain portions thereof.

     + Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K

(b)       Financial Statement Schedule

          The Financial Statement Schedules are listed on page 26 of the Annual Report on Form 10-K as originally filed.

(c)       Reports on Form 8-K
          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SEQUOIA SYSTEMS, INC.


Dated October 25, 1995                        By:  /s/ Richard B. Goldman
                                                 --------------------------
                                        Name:      Richard B. Goldman
                                        Title:     Executive Vice President
                                                   and Chief Financial Officer