Form 10-Q
period 1995-10-01
SEQUOIA SYSTEMS INC
filed 1995-11-13
CIK 724621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the Quarter ended October 1, 1995

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

          YES  X                                          NO____
             -----



     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.


          Class                              Outstanding at October 30, 1995
          -----                              -------------------------------
     Common Stock,  $.40 par value                  15,312,353

CONSOLIDATED BALANCE SHEETS               SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                     ($ in thousands)


ASSETS                                                                             October 1,   June 30,
                                                                                     1995         1995
                                                                                  (unaudited)
                                                                                --------------------------
Current Assets:
    Cash and cash equivalents                                                       $13,488      $15,317
    Accounts receivable, net of allowance for doubtful accounts
      of $1,276 at October 1, 1995 and $1,288 at June 30, 1995                       16,116       12,739
    Inventories                                                                      17,087       16,713
    Other current assets                                                              2,156        1,974
                                                                                --------------------------
                             Total current assets                                    48,847       46,743
                                                                                --------------------------

Equipment and Improvements, at cost:
    Computer equipment                                                               12,807       12,329
    Machinery and equipment                                                           4,785        4,687
    Equipment under capital lease                                                     2,666        2,666
    Furniture and fixtures                                                            1,417        1,306
    Leasehold improvements                                                            1,612        1,575
                                                                                --------------------------
                                                                                     23,287       22,563
    Less - Accumulated depreciation and amortization                                 18,401       17,828
                                                                                --------------------------
                                                                                      4,886        4,735
                                                                                --------------------------

Other Assets                                                                            753          763
                                                                                --------------------------
Total Assets                                                                        $54,486      $52,241
                                                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                 $7,490       $6,809
    Accrued expenses                                                                  8,103        9,037
    Deferred revenue                                                                  1,239          888
    Current portion of capital lease obligations                                        128          125
                                                                                --------------------------
                             Total current liabilities                              $16,960      $16,859
                                                                                --------------------------

Obligations under capital lease, net of current portion                                  23           56
                                                                                --------------------------
                             Total long-term obligations                                 23           56
                                                                                --------------------------

Commitments & Contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500,000 shares at October 1, 1995 and June 30, 1995
       Issued--none
    Common stock, $.40 par value:
       Authorized--35,000,000 shares at October 1, 1995 and June 30, 1995
       Issued and outstanding 15,312,000 shares at October 1, 1995,
       and 15,165,000 shares at June 30, 1995                                         6,125        6,066
    Additional paid-in capital                                                       79,671       79,395
    Accumulated deficit                                                             (48,548)     (50,288)
    Cumulative translation adjustment                                                   255          153
                                                                                --------------------------
                             Total stockholders' equity                              37,503       35,326
                                                                                --------------------------
Total Liabilities and Stockholders' Equity                                          $54,486      $52,241
                                                                                ==========================


    The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)



                                                             For the three months ended,
                                                       October 1, 1995       October 2, 1994
                                                       ---------------       ---------------
                                                       (in thousands except per share data)
Revenues

        Product                                              $23,885                $17,794
        Service                                                3,600                  3,811
                                                       ---------------       ---------------
                Total revenues                                27,485                 21,605


Cost of Revenues
        Product                                               14,231                  9,814
        Service                                                1,885                  2,008
                                                       ---------------       ---------------
                Total cost of revenues                        16,116                 11,822

                Gross profit                                  11,369                  9,783

Research and Development Expenses                              3,118                  3,026
Selling, General and Administrative Expenses                   6,576                  6,026
                                                       ---------------       ---------------
                Total operating expenses                       9,694                  9,052

                Income from operations                         1,675                    731

Interest Income                                                  191                    205
Interest Expense                                                  (7)                   (40)
Other Income (Expense)                                            15                     (1)
                                                       ---------------       ---------------
                Income before provision for taxes              1,874                    895

Provision for Income Taxes                                       134                    191
                                                       ---------------       ---------------

                Net income                                    $1,740                   $704
                                                       ===============       ===============



Net Income Per Common and Common Share Equivalent              $0.11                  $0.05
                                                       ===============       ===============

Weighted Average Number of Common and Common Share
        Equivalents Outstanding                               16,121                 15,535
                                                       ===============       ===============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

For the three months ended:                                                      October 1,     October 2,
                                                                                   1995           1994
                                                                              ==========================
                                                                                   ( in thousands )
Cash Flows From Operating Activities:
        Net Income                                                               $ 1,740       $   704
Adjustments to reconcile net income to
  net cash provided by (used in ) operating activities--
        Depreciation                                                                 573            671
        Amortization                                                                 161             43
        Provision for bad debts                                                      (12)           (36)
        Changes in assets and liabilities:
                Accounts receivable                                               (3,365)           845
                Accounts receivable from related parties                               0            386
                Accrued interest included in long-term debt                            0             10
                Inventories                                                         (374)        (1,630)
                Income taxes                                                         114            423
                Other current assets                                                (182)          (333)
                Accounts payable                                                     681           (784)
                Accrued expenses                                                  (1,048)          (912)
                Deferred revenue                                                     351             47
                                                                              --------------------------
                        Net cash provided by (used in)
                           operating activities                                   (1,361)          (566)
                                                                              --------------------------
Cash Flows From Investing Activities:
        Purchase of equipment and improvements                                      (724)          (942)
        Decrease (increase) in other assets                                         (151)          (137)
                                                                              --------------------------
                        Net cash provided by (used in)
                           investing activities                                     (875)        (1,079)
                                                                              --------------------------

Cash Flows From Financing Activities:
        Repayment of obligations under capital leases                                (30)           (36)
        Short-term debt                                                                0             (5)
        Long-term debt                                                                 0           (167)
        Proceeds from issuance of common stock                                       335             73
                                                                              --------------------------
                        Net cash provided by (used in)
                           financing activities                                      305           (135)
                                                                              --------------------------
        Effect of exchange rates on cash                                             102             21
Net Increase (Decrease) in Cash and Cash Equivalents                              (1,829)        (1,759)

Cash and Cash Equivalents, beginning of period                                    15,317         21,024
                                                                              --------------------------

Cash and Cash Equivalents, end of  period                                        $13,488        $19,265
                                                                              ==========================


Supplemental Disclosure of Cash Flow Information:
        Cash paid during the year for:
                Interest                                                              $7            $94
                Income taxes paid (refunds received)                                 $20          ($271)


The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (Unaudited)




NOTE 1         BASIS OF PRESENTATION
------

     The financial statements included herein have been prepared by Sequoia Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 26, 1995, as amended by Amendment No. 1 on Form 10-K/A, filed with the Commission on October 26, 1995.

     This information includes all adjustments, (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three months ended October 1, 1995 are not necessarily indicative of results to be expected for the entire year.



NOTE 2         INVENTORIES
------

     Inventories are stated at the lower of average cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:

                                             (in thousands)
                                       October 1,            June 30,
                                         1995                  1995
                                       ---------------------------------
Raw materials                          $11,199               $ 9,966
Work-in-process                          2,923                 3,595
Finished goods                           2,965                 3,152
                                       ---------------------------------
                                       $17,087               $16,713
                                       ---------------------------------

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)



NOTE 3         NET INCOME PER SHARE
------

     For the three month periods ended October 1, 1995 and October 2, 1994, respectively, net income per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are not separately stated as they are substantially the same.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides Motorola based systems and upgrade products for on-line transaction processing and other interactive applications in which system availability, fast response times and data integrity are critical. With the acquisition of Texas Microsystems, Inc., the Company's expanded business lines also include ruggedized, mission-critical computers, both SPARC and Intel based, for the industrial market and Bellcore Network Equipment Building Systems ("NEBS") compliant products specifically designed for the telecommunications market. As a leading supplier of ruggedized and mission critical computers from the desktop to the mainframe, the Company operates in one segment, computer systems, and addresses expanding market requirements for greater system availability.

     RESULTS OF OPERATIONS

     REVENUES
     --------

     The Company's revenues increased by 27% to $27,485,000 for the three months ended October 1, 1995, from $21,605,000 for the three months ended October 2, 1994. This is attributable to a 34% increase in product revenues slightly offset by a 6% decrease in service revenues.

     Sales outside the United States comprised $6,070,000, or 22% of total revenues, for the three months ended October 1, 1995, as compared to $4,386,000 or 20% of total revenues for the three months ended October 2, 1994.

     Product revenue growth of $6,091,000 was attributable to an increase of approximately 240% in sales of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market and a 37% increase in sales of ruggedized Intel based products for the industrial market over the corresponding period in the prior year. These gains were partially offset by a 13% decrease in sales of Motorola based products for the on-line transaction processing market ("OLTP").

     The increased sales of NEBS compliant SPARC and Intel based products was a result of several large orders to certain telecommunications customers in the U.S. These products are an integral part of switches and services used to support the introduction of new revenue generating services by wireline and wireless public network services providers. This revenue increase was comprised of a 50% increase in units shipped and a significant increase in the average system price, reflecting higher functionality and performance.

     The 37% growth in industrial ruggedized sales was comprised of a 47% increase in units shipped offset by a 6% decline in average system price which reflects a more mature product life cycle of shipping 486 CPU based products. Product transitions during 1996 to Pentium and Pentium Pro CPU's may result in higher average system prices. However, these are expected to be offset by higher discounts expected as the Company plans to derive a higher proportion of its revenues through an independent distribution channel.

     During the three months ended October 1, 1995 and October 2, 1994, approximately 62% and 60%, respectively, of revenues from sales of ruggedized products and products designed for the industrial and telecommunications markets were derived from the sale of computer systems and peripherals and approximately 38% and 40%, respectively, were derived from the sale of board-level products.

     The 13% decline in sales of Motorola based products was attributable to a decline in overall market demand for the Company's Motorola based systems, particularly in Australia. During fiscal 1995, Motorola based product revenues consisted primarily of sales of additional systems and upgrades to existing customers who have increased information processing requirements, rather than systems sales to new customers. Revenues from the sales of these expansion systems and upgrades have begun to decline and are expected to continue this trend during fiscal 1996. The Company intends to direct its development of upgrade or expansion features for these products to ensure that its customers have interoperability options to open systems, multiple platforms, and data bases. During the first fiscal quarter of 1996, the Company announced the introduction of a new line of Enterprise Servers using Intel processors and shipped a limited number of servers. This product line is expected to grow over time and may offset the decline of Motorola based products as fiscal 1996 progresses.

     During the three month periods ended October 1, 1995, and October 2, 1994, there were no sales to one customer representing greater than 10% of total company revenues. The Company believes that certain Value Added Resellers ("VAR's") in the healthcare market and customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in the Company's relationship with, performance by or loss of such customers could have a significant adverse effect on the Company's revenues and operating results.

     The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology
and user needs, requiring significant investment for product development.   The
Company believes that a large part of its potential to increase revenues in the future will depend upon its ability to develop, manufacture and market new and differentiated products which meet changing user needs in a cost-effective and timely manner.

     GROSS MARGIN
     ------------

     Gross margin declined by 4% to 41% for the three months ended October 1, 1995, compared to 45% for the three months ended October 2, 1994, primarily as a result of a decrease in product margins.

     The decreased product margin was caused primarily by a shift in the mix of sales to a higher proportion of Intel and SPARC based ruggedized products which carry lower margins than the Motorola based systems, upgrades and expansions. Ruggedized product margins held constant for the three months ended October 1, 1995, as compared to the three months ended October 2, 1994. Motorola based products experienced a decrease in margins for the three months ended October 1, 1995, as compared to the three months ended October 2, 1994, due to lower volume of upgrades sold.


     Fluctuations in future margin levels may result from the mix of product revenues and respective varying margin contributions from sales of the different product lines, including ruggedized products to the telecommunication and industrial markets and Motorola based products to the OLTP market.

     Gross profits increased $1,586,000 to $11,369,000 for the three months ended October 1, 1995, as compared to $9,783,000 for the three months ended October 2, 1994. This increase resulted from higher revenues and was partially offset by the decline in margin percentage.


     RESEARCH AND DEVELOPMENT EXPENSES
     ---------------------------------

     The Company's research and development expenses increased 3% to $3,118,000 for the three months ended October 1, 1995, from $3,026,000 for the three months ended October 2, 1994. This increase resulted primarily from efforts to further expand product offerings for the telecommunications market and to continue development of ruggedized mobile products.

     Research and development expenses as a percentage of revenues decreased to 11% for the three months ended October 1, 1995, as compared to 14% for the three months ended October 2, 1994. The decrease resulted primarily from the substantial growth in the Company's revenues during the three months ended October 1, 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     --------------------------------------------

     Selling, general and administrative expenses increased 9% to $6,576,000 for the three months ended October 1, 1995, as compared to $6,026,000 for the three months ended October 2, 1994. This increase was the result of selling expenses related to additions in personnel focused on expanding distribution channels in the U.S. and Europe for ruggedized products and for increased presence in the U.S. telecommunications market.


     OPERATING INCOME
     ----------------

     The Company reported income from operations of $1,675,000 for the three months ended October 1, 1995, as compared to $731,000 for the three months ended October 1, 1994. The increase was primarily the result of a 27% increase in revenues, and was partially offset by the decrease in product margins and operating cost increases which grew more slowly than the rate of revenue growth.


     OTHER INCOME / (EXPENSE)
     ------------------------

     The Company had other income of $199,000 for the three months ended October 1, 1995, as compared to other income of $164,000 for the comparable period in 1994. The increase in other income resulted from having no outstanding bank borrowings during the three months ended October 1, 1995.


     INCOME TAXES
     ------------

     The Company recorded provisions for income taxes of $134,000 for the three months ended October 1, 1995 and $191,000 for the three months ended October 2, 1994.


     LIQUIDITY AND CAPITAL RESOURCES

     At October 1, 1995, the Company had cash and cash equivalents and working capital of $13,488,000 and $31,887,000, respectively, compared to cash and cash equivalents and working capital of $15,317,000 and $29,884,000, respectively, at June 30, 1995.

     In the three months ended October 1, 1995, the Company's cash balance decreased due to a significant increase in accounts receivable resulting from strong September sales. At October 1, 1995, the Company's net accounts receivable totaled $16,116,000 compared to $12,739,000 at June 30, 1995. The Company's days sales outstanding at

October 1, 1995, increased to 53 days from 44 days at June 30, primarily related to the significant portion of revenue which was recorded in September.

     The Company generally ships systems within 30 days after receipt of specific purchase orders from customers. Inventories including customer spares increased slightly to $17,087,000 at October 1, 1995, from $16,713,000 at June 30, 1995.

     Capital expenditures totaled $724,000 for the three months ended October 1, 1995, and were comprised of computer equipment, including the capitalization of internally manufactured systems and software licenses. The Company expects continued capital expenditures in fiscal 1996 related to increased investment and development in the Intel and SPARC based product lines.

     The Company maintains a line of credit with State Street Bank and Trust Company and Texas Commerce Bank, National Association, that provides for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR
rate plus 2%.   The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. At October 1, 1995, no amounts were outstanding under this agreement and the Company had $10,285,000 available under the borrowing base formula.

     The Company believes that its present cash and cash equivalents, working capital levels, and borrowing capacity are adequate for its operating needs through fiscal 1996.

                                    Part II
                               Other Information



Item 1.   Legal Proceedings.

     The Company is from time to time a party to various lawsuits arising in the ordinary course of business. The Company knows of no pending litigation which is reasonably likely to have a material adverse impact on its financial condition or its results of operations.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     27   Financial Data Schedule


     (b)  Reports on Form 8-K

                None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:           November 13, 1995


     Sequoia Systems, Inc.

     By:/s/ Richard B. Goldman
        ---------------------------------
        Richard B. Goldman
        Executive Vice President,
        Chief Financial Officer