Form 10-Q
period 1995-12-31
SEQUOIA SYSTEMS INC
filed 1996-02-13
CIK 724621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the Quarter ended December 31, 1995

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

               YES  X                                 NO_____
                  -----



     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.


               Class                      Outstanding at January 31, 1996
               -----                      -------------------------------
     Common Stock,  $.40 par value                 15,484,425

CONSOLIDATED BALANCE SHEETS                                            SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                                  (in thousands, except share data)

ASSETS                                                                       December 31,              June 30,
                                                                                1995                     1995
                                                                             (unaudited)
                                                                           -------------------------------------------
Current Assets:
     Cash and cash equivalents                                                    $13,945                    $15,317
     Accounts receivable, net of allowance for doubtful accounts
      of $1,047 at December 31, 1995 and $1,288 at June 30, 1995                   17,628                     12,739
     Inventories                                                                   18,651                     16,713
     Other current assets                                                           1,835                      1,974
                                                                           -------------------------------------------
                                   Total  current assets                           52,059                     46,743
                                                                           -------------------------------------------

Equipment and Improvements, at cost:
     Computer equipment                                                            12,797                     12,329
     Machinery and equipment                                                        4,668                      4,687
     Equipment under capital lease                                                  2,666                      2,666
     Furniture and fixtures                                                         1,461                      1,306
     Leasehold improvements                                                         1,644                      1,575
                                                                           -------------------------------------------
                                                                                   23,434                     22,563
     Less - Accumulated depreciation and amortization                              18,807                     17,828
                                                                           -------------------------------------------
                                                                                    4,627                      4,735
                                                                           -------------------------------------------

Other Assets                                                                          780                        763
                                                                           -------------------------------------------
Total Assets                                                                      $57,466                    $52,241
                                                                           ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $8,290                     $6,809
     Accrued expenses                                                               9,068                      9,037
     Deferred revenue                                                                 886                        888
     Current portion of capital lease obligations                                     120                        125
                                                                           -------------------------------------------
                                   Total current liabilities                       18,364                     16,859
                                                                           -------------------------------------------

Obligations under capital lease, net of current portion                                 -                         56
                                                                           -------------------------------------------
                                   Total long-term obligations                          -                         56
                                                                           -------------------------------------------



Stockholders' Equity:
     Preferred stock, $.40 par value:
      Authorized--12,500,000 shares at December 31, 1995 and June 30, 1995
      Issued--none
     Common stock, $.40 par value:
      Authorized--35,000,000 shares at December 31, 1995 and June 30, 1995
      Issued and outstanding 15,422,000 shares at December 31, 1995
      and 15,165,000 shares at June 30, 1995                                        6,169                      6,066
     Additional paid-in capital                                                    79,872                     79,395
     Accumulated deficit                                                          (47,123)                   (50,288)
     Cumulative translation adjustment                                                184                        153
                                                                           -------------------------------------------
                                   Total stockholders' equity                      39,102                     35,326
                                                                           -------------------------------------------
Total Liabilities and Stockholders' Equity                                        $57,466                    $52,241
                                                                           ===========================================

     The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                              SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)



                                                  For the three months ended,                     For the six months ended,
                                            December 31, 1995      January 1, 1995         December 31, 1995        January 1, 1995
                                           -------------------    -----------------       -------------------      -----------------
                                                                     (in thousands except per share data)
Revenues

     Product                                          $24,382              $21,259                   $48,268                $39,053
     Service & Other                                    3,556                3,679                     7,155                  7,489
                                           -------------------    -----------------       -------------------      -----------------
            Total revenues                             27,938               24,938                    55,423                 46,542


Cost of Revenues
     Product                                           14,898               10,685                    29,130                 20,499
     Service and Other                                  1,900                1,963                     3,784                  3,971
                                           -------------------    -----------------       -------------------      -----------------
            Total cost of revenues                     16,798               12,648                    32,914                 24,470

            Gross profit                               11,140               12,290                    22,509                 22,072

Research and Development Expenses                       3,270                3,110                     6,388                  6,136
Selling, General and Administrative
 Expenses                                               6,558                6,859                    13,134                 12,884
                                           -------------------    -----------------       -------------------      -----------------
            Total operating expenses                    9,828                9,969                    19,522                 19,020

            Income from operations                      1,312                2,321                     2,987                  3,052

Interest Income                                           211                  186                       402                    391
Interest Expense                                           (3)                (106)                      (10)                  (146)
Other Income                                               13                   75                        28                     74
                                           -------------------    -----------------       -------------------      -----------------
            Income before provision
             for taxes                                  1,533                2,476                     3,407                  3,371

Provision for Income Taxes                                108                  453                       242                    644
                                           -------------------    -----------------       -------------------      -----------------

            Net income                                 $1,425               $2,023                    $3,165                 $2,727
                                           ===================    =================       ===================      =================


Net Income Per Common and Common
Share Equivalent                                        $0.09                $0.13                     $0.20                  $0.18
                                           ===================    =================       ===================      =================

Weighted Average Number of Common and
Common Share Equivalents Outstanding                   15,987               15,459                    16,048                 15,514
                                           ===================    =================       ===================      =================


The accompnaying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

For the six months ended:                                                                       December 31,        January 1,
                                                                                                    1995               1995
                                                                                              ------------------------------------
                                                                                                        ($ in thousands)
Cash Flows From Operating Activities:
            Net Income                                                                                 $3,165             $2,727
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities--
            Depreciation                                                                                  979              1,368
            Amortization                                                                                  333                107
            Provision for bad debts                                                                      (240)               114
            Provision for deferred taxes                                                                 (168)              (266)
            Changes in assets and liabilities:
                         Accounts receivable                                                           (4,649)            (2,209)
                         Accounts receivable from related parties                                           -                697
                         Inventories                                                                   (1,938)            (3,361)
                         Income taxes                                                                     297                624
                         Other current assets                                                             307                149
                         Accounts payable                                                               1,481               (281)
                         Accrued expenses                                                                (266)             1,242
                         Deferred revenue                                                                  (2)               (75)
                                                                                             -------------------------------------
                                      Net cash provided by (used in)
                                       operating activities                                              (701)               836
Cash Flows From Investing Activities:
                         Purchase of equipment and improvements                                          (871)            (1,249)
                         Decrease (increase) in other assets                                             (350)              (475)
                                                                                             -------------------------------------
                                      Net cash used in investing activities                            (1,221)            (1,724)


Cash Flows From Financing Activities:
                         Repayment of obligations under capital leases                                    (61)               (54)
                         Long-term debt                                                                     -               (313)
                         Proceeds from issuance of common stock                                           580                210
                                                                                             -------------------------------------
                                      Net cash provided by (used in) financing activities                 519               (157)

Effect of exchange rates on cash                                                                           31                 15
Net Decrease in Cash and Cash Equivalents                                                              (1,372)            (1,030)

Cash and Cash Equivalents, beginning of period                                                         15,317             21,024
                                                                                             -------------------------------------
Cash and Cash Equivalents, end of period
                                                                                                      $13,945            $19,994
                                                                                             =====================================

Supplemental Disclosure of Cash Flow Information:
                         Cash paid during the year for:
                                      Interest                                                            $11               $166
                                      Income taxes paid                                                  $117               $297


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

     This information includes all adjustments, (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of results to be expected for the entire year.



NOTE 2    INVENTORIES
------

     Inventories are stated at the lower of average cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:


                                      (in thousands)
                                 December 31,           June 30,
                                     1995                 1995
                                 -------------------------------------
Raw materials                    $13,014                $ 9,966
Work-in-process                    2,768                  3,595
Finished goods                     2,869                  3,152
                                 -------------------------------------
                                 $18,651                $16,713
                                 -------------------------------------

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)




NOTE 3    NET INCOME PER SHARE
------

     For the three and six month periods ended December 31, 1995 and January 1, 1995, respectively, net income per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are not separately stated as they are substantially the same.


NOTE 4    ACCOUNTING FOR STOCK-BASED COMPENSATION
------

     In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt the disclosure requirements of SFAS 123 for the year ending June 30, 1997, therefore. the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The Company's predominant business lines include ruggedized, mission-critical computers and components, both SPARC and Intel based, for the industrial market and Bellcore Network Equipment Building Systems ("NEBS") compliant products specifically designed for the telecommunications market. In addition, the Company provides Motorola and Intel based systems and upgrade products for on-line transaction processing ("OLTP") and other interactive applications in which system availability, fast response times and data integrity are critical. As a leading supplier of ruggedized and mission critical computers from the desktop to the mainframe, the Company operates in one segment, computer systems, and addresses expanding market requirements for greater system availability.

  The Company recently announced that, as a result of reduced revenues in the Motorola products sold to the OLTP market, it was expecting to implement cost reductions programs and to review asset utilization, including levels of inventory associated with this product line. As a result of these actions, the Company expects to record a charge to operations in the third quarter of fiscal 1996 which will include severance costs associated with a staff reduction that has already taken place in the third quarter. The Company continues to reevaluate its allocation of resources among its product lines.


  RESULTS OF OPERATIONS

  REVENUES
  --------

  The Company's revenues increased by 12% to $27,938,000 for the three months ended December 31, 1995, from $24,938,000 for the three months ended January 1, 1995. This is primarily attributable to a 15% increase in product revenues, slightly offset by a 3% decrease in service revenues. The Company's revenues increased by 19% to $55,423,000 for the six months ended December 31, 1995, from $46,542,000 for the six months ended January 1, 1995. This is attributable to a 24% increase in product revenues slightly offset by a 4% decrease in service revenues.

  As a percent of total product revenues, sales of all ruggedized products comprised 77% for the three months ended December 31, 1995 and 61% for the corresponding three months of the prior fiscal year. For the six months ended December 31, 1995 sales of all ruggedized products comprised 77% of total product revenue compared to 63% in the corresponding six months of the prior fiscal year.

  Product revenue growth of $3,123,000 and $9,215,000 for the three and six months ended December 31, 1995, respectively, as compared to the corresponding three and six months for the prior year was primarily attributable to (i) significant increases of 44% and 108% for the three and six months ended December 31, 1995, respectively, in sales of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market and (ii) increases of 46% and 41% for the three and six months ended December 31, 1995, respectively, in sales of ruggedized Intel based products for the industrial market. These gains were partially offset by decreases of 33% and 24% for the three and six months ended December 31, 1995, respectively, in sales of Motorola based products for the OLTP market when compared to the corresponding periods in the prior year.

  The increase in sales of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market was comprised of a large demand for customized CPU cards primarily related to one customer in the U.S. while the number of systems sold remained relatively constant.

  The growth in sales of ruggedized Intel based products for the industrial market was comprised of a 60% and 53% increase in units shipped partially offset by a 9% and 7% decline in average unit price, for the three and six months ended December 31, 1995 and January 1, 1995, respectively, which reflects a more mature product life cycle of 486 CPU based products. The continued product transitions during 1996 to Pentium and Pentium Pro CPU's may result in higher average unit prices for the Company's ruggedized products. However, any increase in average unit price is expected to be offset by higher discounts as the Company intends to derive a higher proportion of its revenues through an independent distribution channel.

  The decline in sales of OLTP products was attributable to a continued decline in overall market demand for the Company's Motorola based systems, particularly in Australia and the U.K. In addition, this has resulted in a slight decline in the associated service revenue for the three and six months ended December 31, 1995. During fiscal 1995, OLTP based product revenues consisted primarily of sales of additional systems and upgrades to existing customers who have increased information processing requirements, rather than systems sales to new customers. Revenues from the sales of these Motorola based expansion systems and upgrades are expected to continue to decline during fiscal 1996. During the first half of 1996, the Company announced a new line of Enterprise Servers using Intel processors and recorded approximately $200,000 of revenue from a limited number of these servers. Revenue from growth in sales of these Intel based products for this market may partially offset the decline of Motorola based products as fiscal 1996 progresses.

  Sales outside the United States comprised $5,051,000, or 18% of total revenues, for the three months ended December 31, 1995, as compared to $5,359,000 or 21% of total revenues for the three months ended January 1, 1995. For the six months ended December 31, 1995, sales outside the United States comprised $11,121,000, or 20% of total revenues, as compared to $9,745,000 or 21% of total revenues. The composition of sales outside the U.S. has changed geographically with increases in sales of ruggedized products in Germany and Western Europe offset by the decrease in sales of Motorola based products in Australia and the U.K.

  During the three and six months ended December 31, 1995, there were no sales to one customer representing greater than 10% of total company revenues. However, the Company believes that certain Value Added Resellers ("VAR's") in the healthcare market and customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in the Company's relationship with, performance by or loss of such customers could have a significant adverse effect on the Company's revenues and operating results.

  The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. During the three months ended December 31, 1995 the Company introduced a new product, the HARDBODYtm, a mobile handheld PC. The Company believes that a large part of its ability to increase revenues in the future will depend upon its ability to develop, manufacture and market new and differentiated products such as the HARDBODYtm, which meet new market requirements and changing user needs in a cost-effective and timely manner.

  The Company purchases most of the components of its products and virtually all of its peripheral devices from a limited number of suppliers. Although the Company believes that alternative sources for these items could be developed in a short period of time if required, future shortages of such components or peripherals could result in production delays. Certain microprocessors used in the ruggedized product lines are available only from Intel Corporation and Sun Microsystems, Inc. and changes in the availability of these components at any time could adversely affect the Company's operations.

  A substantial portion of the Company's revenues in each quarter generally results from shipments during the quarter of orders received in that quarter. Minor timing differences in receipt of customer orders and shipments may produce significant fluctuations in quarterly revenues and profits.

  GROSS MARGIN
  ------------

  Gross margin declined 9% to 40% for the three months ended December 31, 1995, compared to 49% for the three months ended January 1, 1995. During the six months ended December 31, 1995 gross margin declined 6% to 41% from 47% in the corresponding period of the prior fiscal year. These decreases were primarily the result of decreases in product margins as service margins were relatively unchanged.

  Decreased product margin was caused primarily by a shift in the mix of sales to a higher proportion of ruggedized products which carry lower margins than the Motorola based systems, upgrades and expansions. Within sales of all ruggedized products, margins also decreased for the three and six months ended December 31, 1995. This decrease was related predominantly to certain higher margin telecommunication sales in the second quarter of the prior year as compared to the three months ended December 31, 1995 along with a higher mix of industrial ruggedized products in the three months ended December 31, 1995, which carry a lower margin than telecommunication products. Motorola based products also experienced a decrease in margins for the three and six months ended December 31, 1995 due to a higher mix of recently introduced low end systems which carry lower margins, offset partially by sales of refurbished equipment which carry higher margins.

  Fluctuations in future margin levels may result from the mix of product revenues and respective varying margin contributions from sales of the different product lines, including ruggedized products to the telecommunication and industrial markets and Motorola based products to the OLTP market.

  Gross profits decreased $1,150,000 and increased $437,000 for the three and six month periods ended December 31, 1995, as compared to the three and six months ended January 1, 1995. These changes resulted primarily from higher revenues offset by the decline in margin percentage.


  RESEARCH AND DEVELOPMENT EXPENSES
  ---------------------------------

  The Company's research and development expenses increased slightly by 5% and 4% to $3,270,000 and $6,388,000 respectively for the three and six months ended December 31, 1995 as compared to the three and six months ended January 1, 1995, respectively. These increases resulted primarily from efforts to further expand product offerings for the telecommunications market and to continue development of ruggedized mobile products, and in particular the introduction of the HARDBODYtm, a mobile handheld PC. For Motorola products sold to the OLTP markets, the Company intends to direct its development of upgrade or expansion features for these products so that its customers have interoperability to open systems and data bases.

  Research and development expenses as a percentage of revenues remained relatively unchanged at 12% for the three and six months ended December 31, 1995, as compared to 12% and 13% for the three and six months ended January 1, 1995.


  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  --------------------------------------------

  Selling, general and administrative expenses decreased slightly by 4% and increased slightly by 2% to $6,558,000 and $13,134,000 for the three and six months ended December 31, 1995, as compared to the three and six months ended January 1, 1995. The higher spending for the three months ended January 1, 1995 related to merger transaction expenses incurred in that period.



  OPERATING INCOME
  ----------------

  The Company reported income from operations of $1,312,000 and $2,987,000 for the three and six month periods ended December 31, 1995, as compared to $2,321,000 and $3,052,000 for the three and six months ended January 1, 1995. These decreases were primarily the result of an increase in product revenues entirely offset by the decrease in product margins and the slight increase in operating expenses.


  OTHER
  -----

  The Company had net other income of $221,000 and $420,000 for the three month and six months ended December 31, 1995, as compared to $155,000 and $319,000 for the comparable periods in fiscal 1995, respectively. These increases resulted from having no outstanding bank borrowings during the three month and six month periods ended December 31, 1995.


  INCOME TAXES
  ------------

  The Company recorded provisions for income taxes of $108,000 for the three months ended December 31, 1995 and $453,000 for the three months ended January 1, 1995. Provisions for income taxes of $242,000 and $644,000 were recorded for the six months ended December 31, 1995 and January 1, 1995, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1995 the Company had cash and cash equivalents and working capital of $13,945,000 and $33,695,000 respectively, compared to cash and cash equivalents and working capital of $15,317,000 and $29,884,000, respectively, at June 30, 1995.

  The reduction in cash was primarily due to a significant increase in accounts receivable. At December 31, 1995 the Company's net accounts receivable were $17,628,000 compared to $12,739,000 at June 30, 1995. The Company's days sales outstanding ("DSO") at December 31, 1995 increased to 57 days compared to 44 days at June 30, 1995. The reduction in cash, increase in accounts receivable and increase in DSO were primarily the result of the timing of sales at the end of the six month period ended December 31, 1995 and less favorable terms on cash receipts. Approximately 92% of gross accounts receivable at December 31, 1995 represent sales recorded during the month of December.

  Higher inventory levels of $18,651,000 at December 31, 1995 as compared to $16,713,000 at June 30, 1995 also contributed to the decrease in cash which was offset in part by the increase in accounts payable for these purchases. The increase in inventory is due primarily to the purchase of inventory related to the HARDBODYtm handheld computer which was announced during the quarter and inventory for sales of Intel based products expected to be shipped in the third quarter of fiscal 1996.

  Capital expenditures totaled $871,000 for the six months ended December 31, 1995, and were comprised primarily of computer equipment, including the capitalization of internally manufactured systems and software licenses. The Company expects continued capital expenditures in the second half of fiscal 1996 related to increased investment in the development of the Intel and SPARC based product lines, but generally at a lower level than in the prior fiscal year.

  The Company maintains a line of credit with State Street Bank and Trust Company and Texas Commerce Bank, National Association, that provides for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR
rate plus 2%.   The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. At December 31, 1995, no amounts were outstanding under this agreement and the Company had $11,745,000 available under the borrowing base formula.

  The Company believes that its present cash and cash equivalents, working capital levels, and borrowing capacity are adequate for its operating needs through fiscal 1996.

  In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt the disclosure requirements of SFAS 123 for the year ending June 30, 1997, therefore. the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations.

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


  Dated:           February 12, 1996


  Sequoia Systems, Inc.

  By:/s/ Richard B. Goldman
     ---------------------------------
     Richard B. Goldman
     Executive Vice President,
     Chief Financial Officer