Form 10-Q
period 1996-03-31
SEQUOIA SYSTEMS INC
filed 1996-05-14
CIK 724621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1996

                         Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                         04-2738973
- -------------------------------         -----------------------
(State or Other Jurisdiction               (I.R.S. Employer
of Incorporation or Organization)           Identification No.)

400 Nickerson Road, Marlborough, Massachusetts      01752
- ----------------------------------------------      -----
(Address of Principal Executive Offices)        (Zip Code)

(508) 480-0800
- --------------
(Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X              NO
        -----            --



     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.


                Class                Outstanding at April 30, 1996
     -----------------------------   -----------------------------
     Common Stock,  $.40 par value           15,562,937


CONSOLIDATED BALANCE SHEETS           SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                        ($ in thousands, except share data)
ASSETS                                     MARCH 31,         JUNE 30,
                                             1996              1995
                                          (unaudited)
                                         ------------      ------------

Current Assets:
  Cash and cash equivalents                 $11,218         $15,317
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,052 at March 31, 1996 and
  $1,288 at  June 30, 1995                   15,084          12,739
Inventories                                  17,623          16,713
Other current assets                          2,324           1,974
                                            -------         -------
     Total current assets                    46,249          46,743
                                            -------         -------

Equipment and Improvements, at cost:
  Computer equipment                         11,885          12,329
  Machinery and equipment                     5,216           4,687
  Equipment under capital lease               2,338           2,666
  Furniture and fixtures                      1,500           1,306
  Leasehold improvements                      1,654           1,575
                                            -------         -------
  Less -- Accumulated depreciation
    and amortization                         22,593          22,563
                                             17,985          17,828
                                            -------         -------
                                              4,608           4,735
                                            -------         -------
Other Assets                                    680             763
                                            -------         -------
Total Assets                                $51,537         $52,241
                                            =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                          $ 6,809         $ 6,809
  Accrued expenses                            9,980           9,037
  Deferred revenue                              714             888
  Current portion of capital lease
    obligations                                  88             125
                                            -------         -------
     Total current liabilites                17,591          16,859
                                            =======         =======

Obligations under capital lease, net
  of current portion                            --               56
                                            -------         -------
     Total long-term obligations                --               56
                                            =======         =======

Stockholders' Equity:
  Preferred stock, $.40 par value:
    Authorized--12,500,000 shares at
      March 31, 1996 and June 30, 1995
    Issued--None
  Common stock, $.40 par value:
    Authorized--35,000,000 shares at
      March 31, 1996 and June 30, 1995
    Issued and outstanding 15,563,000
      shares at March 31, 1996, and
      15,165,000 shares at June 30, 1995      6,225            6,066
  Additional paid-in capital                  80,178          79,395
  Accumulated deficit                        (52,669)        (50,288)
  Cumulative translation adjustment              212             153
                                             -------         -------
     Total stockholders' equity               33,946          35,326
                                             -------         -------
     Total Liabilities and
       Stockholder's Equity                  $51,537         $52,241
                                             =======         =======



The accompaning notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS    SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)



                  For the three months ended       For the nine months ended,
                 March 31, 1996  April 2, 1995    March 31, 1996  April 2, 1995
                 --------------  -------------    --------------  -------------
                             (in thousands except per share data)
Revenues
  Product               $20,212        $26,951           $68,480       $66,004
  Service and Other       3,442          3,694            10,597        11,183
                        -------        -------           -------       -------
     Total revenues      23,654         30,645            79,077        77,187

Cost of Revenues
  Product                12,948         15,034            42,078        35,533
  Service  and Other      1,821          1,961             5,605         5,932
                        -------        -------           -------       -------
     Total cost of
       revenues          14,769         16,995            47,683        41,465

     Gross profit         3,885         13,650            31,394        35,722

Research and Development
  Expenses                3,373          3,409             9,761         9,544
Selling, General
  and Administrative
  Expenses                6,230          9,084            19,364        21,968
Other Charges             4,905              0             4,905             0
                        -------        -------           -------       -------
   Total operating
     expenses            14,508         12,493            34,030        31,512

   Income/(loss) from
     operations          (5,623)         1,157            (2,636)        4,210
Interest Income             113            214               515           604
Interest Expenses            (4)          (128)              (14)         (274)
Other Income (Expense)       14           (109)               43           (35)
                        -------        -------           -------       -------
   Income/(loss)
     before provision
     for taxes           (5,500)         1,134            (2,092)        4,505

Provision for Income
  Taxes                      47            301               289           945
                        -------        -------           -------       -------
  Net income/(loss)     ($5,547)       $   833           ($2,381)      $ 3,560
                        =======        =======           =======       =======
Net Income/(Loss) Per
  Common and Common
  Share Equivalent       ($0.35)       $  0.05            ($0.15)      $  0.23
                        =======        =======           =======       =======
Weighted Average Number
  of Common and Common
  Shares Equivalents
  Outstanding            15,894         15,564            16,016        15,575
                        =======        =======           =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

CONSLIDATED STATEMENTS OF CASH FLOWS SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES (Unaudited)


For the nine months ended:
                                     March 31,             April 2,
                                       1996                  1995
                                     --------              --------
                                             (in thousands)

Cash Flows From Operating
  Activities:                        $(2,381)               $ 3,560
     Net Income (loss)
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating
  activities:
    Depreciation                       1,563                  2,006
    Amortization                          92                    (77)
    Write down of equipment               52                     --
    Provision for bad debts             (236)                    136
    Changes in assets and
    liabilities:
      Accounts receivable             (2,109)                 (5,438)
      Acounts receivable from
        related parties                   --                     876
      Accrued interest included
        in long-term debt                 --                      31
      Inventories                     (2,895)                 (6,409)
      Income taxes                       475                     256
      Other current assets               (43)                     17
      Accounts payable                    --                   2,919
      Accrued expenses                   396                   1,256
      Deferred revenue                  (174)                    272
                                     =======                 =======
      Net cash provided by
        (used in) operating
        activites                     (3,234)                   (973)
Cash Flows From Investing
  Activities:
      Purchase of equipment
        and improvements              (1,533)                 (2,066)
      Decrease (increase) in
        other assets                    (240)                    (599)
                                     =======                 ========
      Net cash used in investing
        activities                    (1,773)                  (2,665)
Cash Flows From Financing Activities:
      Proceeds from repayment of
        obligations under capital
        leases                           (93)                     (83)
      Proceeds from repayment of
        short-term debt                   --                    2,080
      Proceeds from repayment of
        long-term debt                    --                     (500)
      Proceeds from issuance of
        common stock                     942                      401
                                     =======                  =======
      Net cash provided by (used in)
        financing activities             849                    1,898
      Effect of exchange rates
        on cash                           59                      111
                                     =======                  =======
Net Increase (Decrease) in Cash
  and Cash Equivalents                (4,099)                  (1,629)

Cash and Cash Equivalents,
  beginning of period                 15,317                   21,024
                                     -------                  -------
Cash and Cash Equivalents,
  end of period                      $11,218                  $19,395
                                     =======                  =======

Supplemental Disclosure of Cash
  Flow Information:
    Cash paid during the year for:
      Interest                       $    14                  $   273
      Income taxes paid (refunds
        received)                    $   144                  $ 1,023
                                     -------                  -------




The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)


NOTE 1    BASIS OF PRESENTATION
- ------    ---------------------

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

     This information includes all adjustments, (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2    OTHER CHARGES
- ------    -------------

     During the three months ended March 31, 1996, in response to the refinement of its Enterprise Systems' strategy and the accelerating decline in demand for the Motorola 68040 based products, the Company decided to curtail investment in its Motorola products, focus its research and development activities on a new line of high availability Enterprise Servers using Intel processors and consolidate certain functions and operations. As a result of management's plans, the Company recorded other charges of $4,905,000 related to severance costs, inventory write-downs and other asset write-downs. These other charges included: $2,401,000 of severance and related costs, $1,895,000 to reduce the carrying value of excess inventory, $284,000 to write off other current and long term assets which were no longer to be used under the new direction of the products comprising the Enterprise Systems and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)

approximately 10%, or 43 personnel, and were across all functions. Payments of approximately $387,000 were made in connection with these charges during the three months ended March 31, 1996. Remaining liabilities of $2,200,000 at March 31, 1996 predominantly consisted of severance and related costs which are expected to be paid out through the first half of fiscal 1997.


NOTE 3    INVENTORIES
- --------  -----------

     Inventory including materials, labor and manufacturing overhead consisted of the following:


                         ( in thousands)
                      March 31,     June 30,
                        1996          1995
                   ---------------  --------
Raw materials             $12,960    $ 9,966
Work-in-process             1,899      3,595
Finished goods              2,764      3,152
                          -------    -------
                          $17,623    $16,713
                          -------    -------


NOTE 4    NET INCOME/(LOSS) PER SHARE
- ------    ---------------------------

   For the three and nine month periods ended March 31, 1996 and April 2, 1995, respectively, net income per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. For loss periods, weighted average common shares are excluded from the calculation as their effect would be antidilutive. Primary and fully diluted earnings per share are not separately stated as they are substantially the same.



NOTE 5    SIGNIFICANT CUSTOMERS
- ------    ---------------------

     During the three months ended March 31, 1996, sales to one customer, Boston Technology, Inc., represented $2,880,000 or 12% of total Company revenue.
During the nine months ended March 31, 1996, there were no sales to one customer representing greater than 10% of total Company revenue. During the three and nine months ended April 2, 1995, sales to one customer, DSC Corporation, represented $7,571,000 or 25%, and $10,149,000 or 13%, respectively, of total Company revenue.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)


NOTE 6    BANK DEBT
- ------    ---------

     The Company maintains a line of credit with State Street Bank and Trust Company and Texas Commerce Bank, National Association, that provides for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%. The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. The Company received, effective March 31, 1996, a waiver related to noncompliance of certain financial covenants for the period ended March 31, 1996. As of March 31, 1996, no amounts were outstanding under this agreement and the Company had $8,742,000 available under the borrowing base formula.



NOTE 7    ACCOUNTING FOR STOCK BASED COMPENSATION
- ------    ---------------------------------------

     In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt the disclosure requirements of SFAS 123 for the year ending June 30, 1997. Therefore, the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations.



NOTE 8    STOCK OPTIONS
- ------    -------------

     During the three months ended March 31, 1996, the Company allowed holders of 1,143,000 options, that were to acquire an aggregate of 1,143,000 shares of the Company's common stock previously granted under the Company's Stock Option Plans at exercise prices ranging from $4.00 to $8.25, to exchange through the cancellation of these options for options granted on similar terms but at an exercise price of $3.875, the fair market value of a share of the Company's common stock on the date of exchange. The vesting schedules with respect to 611,000 of such options remain unchanged. Vesting schedules for the balance of the options, which were performance related, commenced on the effective date of the exchange.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
               (unaudited)


NOTE 9    DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES
- ------    -------------------------------------------------

     The Company believes that certain Value Added Resellers ("VAR's") in the healthcare market and customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in the Company's relationship with, performance by or loss of such customers could have a significant adverse effect on the Company's revenue and operating results.

     The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. The Company believes that a large part of its ability to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful. These technology changes may also have an impact on managing inventory changes.

     The Company purchases most of the components of its products and virtually all of its peripheral devices from a limited number of suppliers. Although the Company believes that alternative sources of these items could be developed in a short period of time if required, future shortages of such components or peripherals could result in production delays. Certain microprocessors used in the ruggedized product lines are available only from Intel Corporation and Sun Microsystems, Inc., and changes in the availability of these components at any time could adversely affect the Company's operations.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  The Company's predominant business lines, as sold by its Texas Microsystems subsidiary ("TMI"), include ruggedized, mission-critical computers and components, both SPARC and Intel based, for the industrial market and Bellcore Network Equipment Building Systems ("NEBS") compliant products specifically designed for the telecommunications market. In addition, the Company provides Motorola and Intel based systems and upgrade products for on-line transaction processing ("OLTP") and other interactive applications, as sold by its Enterprise Systems business, in which system availability, fast response times and data integrity are critical. As a leading supplier of ruggedized and mission-critical computers from the desktop to the mainframe, the Company operates in one segment, computer systems, and addresses expanding market requirements for greater system availability.

     During the third quarter of fiscal 1996, the Company embarked upon a refinement of its Enterprise Systems' business strategy, from previously being primarily a supplier of fault tolerant hardware, to becoming a supplier of high availability hardware, value added services and software that meet the critical business requirements of enterprise computing in addition to its fault-tolerant products. As the Company changed its strategy, the Company began to experience an accelerated decline over the comparable quarter of the previous year in sales of the Motorola 68040 based fault-tolerant products sold to the OLTP market. This decline was due to the overall decline in demand for Motorola 68040 based products reaching the end of their product life cycle, combined with specific customer decisions to migrate from the Sequoia Motorola based platform. In response to the refinement of its Enterprise Systems' strategy and the accelerating decline in demand, the Company decided to curtail investment in its Motorola products, focus its research and development activities on a new line of high availability Enterprise Servers using Intel processors and seek to embed its fault tolerant technology in its ruggedized servers sold by its TMI subsidiary.

  RESULTS OF OPERATIONS

  REVENUE
  -------

  The Company's revenue decreased by 23% to $23,654,000 for the three months ended March 31, 1996, from $30,645,000 for the three months ended April 2, 1995. This is primarily attributable to a 25% decrease in product revenue, and a 7% decrease in service revenue. The Company's revenue increased by 2% to $79,077,000 for the nine months ended March 31, 1996, from $77,187,000 for the nine months ended April 2, 1995. This is attributable to a 4% increase in product revenue substantially offset by a 5% decrease in service revenue.

  As a percent of total product revenue, sales of all ruggedized products comprised 85% for the three months ended March 31, 1996 and 73% for the corresponding three months of the prior fiscal year. For the nine months ended March 31, 1996 sales of all ruggedized products comprised 80% of total product revenue compared to 67% in the corresponding nine months of the prior fiscal year.

  Product revenue decreased by $6,739,000 for the three months ended March 31, 1996 as compared to the corresponding three months for the prior year. The decrease in the three month period is primarily attributable to (i) a decrease of 60% in sales of Motorola based products for the OLTP market and (ii) a decrease of 64% of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market, which were partially offset by (iii) an increase of 23% in sales of ruggedized Intel based products for the industrial market.

   Product revenue increased by $2,476,000 for the nine months ended March 31, 1996 as compared to the corresponding nine months for the prior year. The increase in the nine month period is primarily attributable to (i) a decrease of 38% in sales of Motorola based products for the OLTP market and (ii) a decrease of 10% of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market, which were offset by (iii) an increase of 35% in sales of ruggedized Intel based products for the industrial market.

  The decline in sales of OLTP products was attributable to a continued decline in overall market demand for the Company's Motorola 68040 based systems and in the size of the installed base of such systems. In addition, the associated service revenue for the three and nine months ended March 31, 1996 has also declined. During fiscal 1995, OLTP based product revenue consisted substantially of sales of additional systems and upgrades to existing customers who have increased information processing requirements. Revenue from the sales of Motorola based expansion systems and upgrades is expected to continue to decline during fiscal 1996. During the first half of fiscal 1996, the Company announced a new line of Enterprise Servers using Intel processors and recorded approximately $130,000 and $430,000 of revenue, respectively, from sales of a limited number of these servers for the three and nine month periods ended March 31, 1996. The growth in sales of Intel based products for this market is expected to only slightly offset the decline of Motorola based products sales for the fourth fiscal quarter of 1996.

  The decline in sales of NEBS compliant SPARC and Intel based products specifically designed for the telecommunications market resulted from exceptionally strong sales to one customer during the three months ended April 2, 1995. The lower level of sales is expected to continue for the short term.

  The growth in sales of ruggedized Intel based products for the industrial market was comprised of a 40% and 48% increase in units shipped partially offset by a 11% and 9% decline in average unit price for the three and nine months ended March 31, 1996 as compared to the three and nine months ended April 2, 1995, respectively. Average unit price decreases reflect a mature product life cycle of 486 CPU based products and a continued transition to Pentium and Pentium Pro products. Sales of ruggedized Intel based products for the industrial market for the three and nine months ended March 31, 1996, included approximately $770,000 in sales of the Company's new mobile computer, the HARDBODYtm, for which product shipments commenced in March, 1996.


  Sales outside the United States, which have remained relatively stable in levels, comprised $5,972,000 or 25% of total revenue, for the three months ended March 31, 1996, as compared to $6,672,000 or 22% of total revenue for the three months ended April 2, 1995. For the nine months ended March 31, 1996, sales outside the United States comprised $17,093,000 or 22% of total revenue, as compared to 16,418,000 or 21% of total revenue for the nine months ended April 2, 1995. The composition of sales outside the United States has changed geographically with increases in sales of ruggedized products in Germany and Western Europe offset by the decrease in sales of Motorola based products in Australia and the United Kingdom.

   During the three months ended March 31, 1996, sales to one customer, Boston Technology, Inc., represented $2,880,000 or 12% of total Company revenue. During the nine months ended March 31, 1996, sales to a single customer represented greater than 10% of total Company revenue. During the three and nine months ended April 2, 1995, sales to one customer, DSC Corporation, represented $7,571,000 or 25% and $10,149,000 or 13%, respectively, of total Company revenue.


  GROSS MARGIN
  ------------

  Gross margin declined 7% to 38% for the three months ended March 31, 1996, compared to 45% for the three months ended April 2, 1995. During the nine months ended March 31, 1996, gross margin declined 6% to 40% from 46% in the corresponding period of the prior fiscal year. These decreases were primarily the result of decreases in product margin as service margin remained relatively unchanged.

  Decreased product margin was caused primarily by a shift in the mix of sales to a higher proportion of lower margin ruggedized products. In addition, ruggedized product margin also decreased for the three and nine months ended March 31, 1996 due to a lower volume of telecommunications sales, which carry a higher margin, in the third quarter as compared to the three months ended March 31, 1995. Motorola based products also experienced a decrease in margin for the three and nine months ended March 31, 1996 due to a higher mix of recently introduced low end systems, which carry a lower margin.

  Fluctuations in future margin levels may result from the mix of product revenue and respective varying margin contributions from sales of the different product lines, including ruggedized products to the telecommunication and industrial markets and Motorola based products to the OLTP market.

  Gross profit decreased $4,765,000 for the three months ended March 31, 1996, compared to the three months ended April 2, 1995. The decrease resulted primarily from lower revenue in the current three month period and sales of lower margin products in the current period compared to the same period in the prior year. Gross profit decreased $4,328,000 for the nine month period ended March 31, 1996, as compared to the nine months ended April 2, 1995. The decrease resulted primarily from the shift in mix of sales to a higher proportion of ruggedized products as compared to the same period in the prior year which carry a lower margin than telecommunications products and the decline in higher margin Motorola based systems, upgrades and expansions.


  RESEARCH AND DEVELOPMENT EXPENSES
  ---------------------------------

  The Company's research and development expenses decreased by 1% to $3,373,000 and increased by 2% to $9,761,000 respectively, for the three and nine months ended March 31, 1996, as compared to the three and nine months ended April 2, 1995, respectively. The increase in expenses for the nine month period resulted primarily from efforts to further expand product offerings for the ruggedized Intel based products for the industrial markets, and, in particular, the introduction of the HARDBODYtm, a mobile handheld PC. In conjunction with the refinement of its Enterprise Systems' strategy, the Company has curtailed investment in the Motorola products, focused its research and development activities on a new line of Enterprise Servers using Intel processors and plans to embed its fault tolerant technology in its ruggedized servers sold by its TMI subsidiary.

  Research and development expenses as a percentage of revenue were 14% and 12%, respectively, for the three and nine months ended March 31, 1996, as compared to 11% and 12%, respectively, for the three and nine months ended April 2, 1995.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  --------------------------------------------

  Selling, general and administrative expenses decreased by 31% and 12% to $6,230,000 and $19,364,000, respectively, for the three and nine months ended March 31, 1996, as compared to the three and nine months ended April 2, 1995. The higher spending for the three and nine months ended April 2, 1995 related, in part, to merger transaction expenses of $1,472,000 and $2,134,000, respectively, incurred in those periods.


  OTHER CHARGES
  -------------

  In response to the refinement of its Enterprise Systems' business strategy and the accelerating decline in demand for Motorola 68040 based products, the Company decided to curtail investment in its Motorola products, focus its research and development activities on a new line of high availability Enterprise Servers using Intel processors and seek to embed its fault tolerant technology in its ruggedized servers sold by its TMI subsidiary. Additionally, early in the third quarter, the Company appointed a new Chief Executive Officer and decided to relocate its corporate headquarters to Houston, Texas, the location of the TMI brand products and the dominant product line. The Company has also commenced a reorganization of certain general and administrative functions. These actions resulted in workforce reductions and a write-down of certain assets.

  These management decisions resulted in a reduction of the Company's workforce affecting all functions and businesses by approximately 10%, or 43 personnel, which included (i) a planned relocation and reduction of corporate personnel,
(ii) a centralizing of TMI operations and (iii) a reduction within the functional areas supporting the sale of Motorola based products. Severance and related costs contained in Other Charges for the three months ended March 31, 1996 total $2,401,000.

  As a result of the Company's refocusing its strategy on the Intel based Enterprise Systems' hardware, coupled with reduced resources related to the Motorola based products, the Company also has taken a charge of $1,895,000, included in Other Charges. This reflects a lower level of inventory required to support Motorola based product sales, the cost of discontinued products not offered for future sales and the corresponding reduction in the amount of related spares.

  In addition, the Company wrote down other assets of $284,000 consisting of software licenses related to the Motorola based product line and also incurred other costs of $325,000 as a result of these actions, the most material of which included $157,000 related to a contract cancellation for development work.

  The cash impact of the Other Charges is $2,514,000 and is comprised primarily of severance and related benefits. Of this amount, $387,000 has been incurred in the three months ended March 31, 1996 with the remainder expected to be paid out through the first half of fiscal 1997. Expense reductions resulting from the personnel actions are expected to be realized beginning in the fourth fiscal quarter and amount to approximately $3,200,000 on an annualized basis.


  OPERATING INCOME
  ----------------

  The Company reported a loss from operations of $5,623,000 and $2,636,000 for the three and nine months ended March 31, 1996, compared to income from operations of $1,157,000 and $4,210,000 for the three and nine months ended April 2, 1995. The decreases in operating income resulted primarily from the Other Charges incurred during the three months ended March 31, 1996 as well as decreases in product margins.


  OTHER
  -----

  The Company had net other income of $123,000 as compared to net other expense of $23,000 for the three months ended March 31, 1996, and April 2, 1995, respectively and net other income of $544,000 compared to $295,000 for the nine months ended March 31, 1996 and April 2, 1995, respectively. These increases resulted from having no outstanding bank borrowings during the three month and nine month periods ended March 31, 1996.


  INCOME TAXES
  ------------

  The Company recorded provisions for income taxes of $47,000 and $301,000 for the three months ended March 31, 1996 and April 2, 1995, respectively. Provisions for income taxes of $289,000 and $945,000 were recorded for the nine months ended March 31, 1996 and April 2, 1995, respectively. These provisions are primarily income taxes for foreign operations.


  LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996, the Company had cash and cash equivalents and working capital of $11,218,000 and $28,658,000, respectively, compared to cash and cash equivalents and working capital of $15,317,000 and $29,884,000, respectively, at June 30, 1995.

  The reduction in cash was primarily due to a significant increase in accounts receivable and inventory. At March 31, 1996, the Company's net accounts receivable were

$15,084,000 compared to $12,739,000 at June 30, 1995. The Company's days sales outstanding at March 31, 1996 increased to 57 days compared to 44 days at June 30, 1995. The increase in DSO was primarily the result of lower revenue in the third quarter, fiscal 1996 than the first two quarters of fiscal 1996 and less favorable terms on cash receipts.

  The increase in inventory is due primarily to the purchase of inventory related to the HARDBODYtm handheld computer which was announced during the quarter and inventory for sales of Intel based products expected to be shipped in the fourth quarter of fiscal 1996. The Company expects to continue to manage its inventory at current levels through the end of fiscal 1996.

  Capital expenditures totaled $1,533,000 for the nine months ended March 31, 1996, and were comprised primarily of computer equipment, including the capitalization of internally manufactured systems. The Company expects continued capital expenditures in the balance of fiscal 1996 related to increased investment in the development of the Intel and SPARC based product lines.

  The Company maintains a line of credit with State Street Bank and Trust Company and Texas Commerce Bank, National Association, that provides for maximum borrowings of $20,000,000 secured by substantially all the assets of the Company. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate and (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%. The Company is required to meet specific covenants throughout the duration of this agreement. Available borrowings under this agreement are subject to a borrowing base formula. The agreement expires on October 31, 1996. The Company received, effective March 31, 1996, a waiver related to noncompliance of certain financial covenants for the period ended March 31, 1996. As of March 31, 1996, no amounts were outstanding under this agreement and the Company had $8,742,000 available under the borrowing base formula.

  The Company believes that its present cash and cash equivalents, working capital levels, and borrowing capacity are adequate for its operating needs through fiscal 1996 and the expected cash requirement to settle its severance and related obligations included in Other Charges of approximately $2,200,000.

  In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt the disclosure requirements of SFAS 123 for the year ending June 30, 1997. Therefore, the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

  The Company believes that certain Value Added Resellers ("VAR's") in the healthcare market and customers in the telecommunications market will continue to represent a substantial portion of overall sales. Changes in the Company's relationship with, performance by or loss of such customers could have a significant adverse effect on the Company's revenue and operating results.

  The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. During the three months ended March 31, 1996, the Company introduced a new product, the HARDBODYtm, a mobile handheld PC. The Company believes that a large part of its ability to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products such as the HARDBODYtm, which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful.

  The Company competes against other fault-tolerant companies, against a wide range of open systems non-fault-tolerant companies which market their products as achieving high availability, and against a range of companies focused on ruggedized systems and board-level products. The Company believes that it competes effectively based on its engineering responsiveness to special needs and the price/performance characteristics and hardware specialization of its products. However, the computer marketplace is highly competitive. Many of the Company's competitors have significantly greater financial, marketing and technological resources. There can be no assurance that the Company will have the resources necessary to compete successfully in the future.

  The Company purchases most of the components of its products and virtually all of its peripheral devices from a limited number of suppliers. Although the Company believes that alternative sources of these items could be developed in a short period of time if required, future shortages of such components or peripherals could result in production delays. Certain microprocessors used in the ruggedized product lines are available only from Intel Corporation and Sun Microsystems, Inc., and changes in the availability of these components at any time could adversely affect the Company's operations.

  A substantial portion of the Company's revenue in each quarter generally results from shipments during the quarter of orders received in that quarter. Minor timing differences in receipt of customer orders and shipments may, therefore, produce significant fluctuations in quarterly revenue and profits.

  As is common in the computer industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter makes the Company's quarterly financial results difficult to predict. Also, if sufficient business does not materialize or a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenue for that quarter may be materially reduced.

                                    Part II
                               Other Information

Item 1.    Legal Proceedings.

     The Company is from time to time a party to various lawsuits arising in the ordinary course of business. The Company knows of no pending litigation which is reasonably likely to have a material adverse impact on its financial condition or its results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on March 12, 1996, the following proposals were adopted by the vote specified below:

     Proposal  1  Election of Directors

                                           For                      Withheld from
                                         Nominee                       Nominee
                               ---------------------------  ------------------------------
     Francis J. Hughes, Jr.       14,171,913                         255,838

     A. Theodore Engkvist         14,180,273                         247,478

     Dennis M. Malloy             14,177,293                         250,458

     Proposal  2               Approval of the 1996 Long Term Incentive Plan
                                                                                                  Broker
           For                       Against                      Abstain                         No Vote
- -----------------------------  ---------------------------  ------------------------------  ----------------------------------------

       10,921,276                   3,261,251                         100,087                      145,137

     Proposal  3               Ratification of the appointment of Coopers & Lybrand L.L.P.  as the Company's
                               Independent Accountants

            For                       Against                      Abstain
- -----------------------------  ---------------------------  ------------------------------
     12,660,772                   1,705,281                          61,698

Item 6.    Exhibits and Reports on Form 8-K.
     (a)  Exhibits
     10.1 Separation Agreement dated January 30, 1996 between the Company and Cornelius P. McMullan
     27  Financial Data Schedule
     (b)  Reports on Form 8-K
     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Dated:  May 13, 1996


  Sequoia Systems, Inc.

  By:/s/ Richard M. Darer
     --------------------
     Richard M. Darer
     Vice President,
     Treasurer & Controller