Form 10-Q/A
period 1995-12-31
SEQUOIA SYSTEMS INC
filed 1996-08-16
CIK 724621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q / A

    Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the Quarter ended December 31, 1995

                        Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
            (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                    04-2738973
- --------                                                    ----------
(State or Other Jurisdiction                                (I.R.S. Employer
 of Incorporation or Organization)                          Identification No.)

400 Nickerson Road, Marlborough, Massachusetts              01752
- ----------------------------------------------              -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code          (508) 480-0800
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

          YES  X                                       NO_____
             -----


     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.


          Class                              Outstanding at June 30, 1996
          -----                              -------------------------------
     Common Stock, $.40 par value                      15,579,471

CONSOLIDATED BALANCE SHEETS               SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                               (in thousands, except share data)

ASSETS                                                                              December 31,            June 30,
                                                                                      1995                   1995
                                                                                     (unaudited)
                                                                                 ----------------------------------------
Current Assets:
     Cash and cash equivalents                                                          $13,945                  $15,317
     Accounts receivable, net of allowance for doubtful accounts
      of $1,047 at December 31, 1995 and $1,288 at June 30, 1995                         17,628                   12,739
     Inventories                                                                         18,651                   16,713
     Other current assets                                                                 1,835                    1,974
                                                                                 ----------------------------------------
                                   Total current assets                                  52,059                   46,743
                                                                                 ----------------------------------------

Equipment and Improvements, at cost:
     Computer equipment                                                                  12,797                   12,329
     Machinery and equipment                                                              4,866                    4,687
     Equipment under capital lease                                                        2,666                    2,666
     Furniture and fixtures                                                               1,461                    1,306
     Leasehold improvements                                                               1,644                    1,575
                                                                                 ----------------------------------------
                                                                                         23,434                   22,563
     Less - Accumulated depreciation and amortization                                    18,807                   17,828
                                                                                 ----------------------------------------
                                                                                          4,627                    4,735
                                                                                 ----------------------------------------

Other Assets                                                                                780                      763
                                                                                 ----------------------------------------
Total Assets                                                                            $57,466                  $52,241
                                                                                 ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                   $ 8,290                   $6,809
     Accrued expenses                                                                     9,068                    9,037
     Deferred revenue                                                                       886                      888
     Current portion of capital lease obligations                                           120                      125
                                                                                 ----------------------------------------
                                      Total current liabilities                          18,364                   16,859
                                                                                 ----------------------------------------

Obligations under capital lease, net of current portion                                       -                       56
                                                                                 ----------------------------------------
                                        Total long-term obligations                           -                       56
                                                                                 ----------------------------------------


Stockholders' Equity:
     Preferred stock, $.40 par value:
       Authorized--12,500,000 shares at December 31, 1995 and June 30, 1995
       Issued--none                                                                           -                        -
     Common stock, $.40 par value:
       Authorized--35,000,000 shares at December 31, 1995 and June 30, 1995
       Issued and outstanding 15,422,000 shares at December  31, 1995
       and 15,165,000 shares at June 30, 1995                                             6,169                    6,066
     Additional paid-in capital                                                          79,872                   79,395
     Accumulated deficit                                                                (47,123)                 (50,288)
     Cumulative translation adjustment                                                      184                      153
                                                                                 ----------------------------------------
                                    Total stockholders' equity                           39,102                   35,326
                                                                                 ----------------------------------------
Total Liabilities and Stockholders' Equity                                              $57,466                  $52,241
                                                                                 ========================================

   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS             SEQUOIA SYSTEMS, INC. AND
(Unaudited)                                              SUBSIDIARIES

                                                      For the three months ended,                   For the six months ended,
                                                December 31, 1995       January 1, 1995       December 31, 1995     January 1, 1995
                                              --------------------     ------------------    -------------------   -----------------
                                                                             (in thousands except per share data)
Revenues

     Product                                              $24,382                $21,259                $48,268             $39,053
     Service & Other                                        3,556                  3,679                  7,155               7,489
                                              --------------------     ------------------    -------------------   -----------------
            Total revenues                                 27,938                 24,938                 55,423              46,542

Cost of Revenues
     Product                                               14,898                 10,685                 29,130              20,499
     Service and Other                                      1,900                  1,963                  3,784               3,971
                                              --------------------     ------------------    -------------------   -----------------
            Total cost of revenues                         16,798                 12,648                 32,914              24,470

             Gross profit                                  11,140                 12,290                 22,509              22,072

Research and Development Expenses                           3,270                  3,110                  6,388               6,136
Selling, General and Administrative Expenses                6,558                  6,859                 13,134              12,884
                                              --------------------     ------------------    -------------------   -----------------
            Total operating expenses                        9,828                  9,969                 19,522              19,020

            Income from operations                          1,312                  2,321                  2,987               3,052

Interest Income                                               211                    186                    402                 391
Interest Expense                                               (3)                  (106)                   (10)               (146)
Other Income                                                   13                     75                     28                  74
                                              --------------------     ------------------    -------------------   -----------------
            Income before provision for taxes               1,533                  2,476                  3,407               3,371

Provision for Income Taxes                                    108                    453                    242                 644
                                              --------------------     ------------------    -------------------   -----------------

            Net income                                     $1,425                 $2,023                 $3,165              $2,727
                                              ====================     ===================   ===================    ================


Net Income Per Common and Common Share
Equivalent                                                  $0.09                  $0.13                  $0.20               $0.18
                                              ====================     ===================   ===================    ================
Weighted Average Number of Common and Common
      Share Equivalents Outstanding                        15,987                 15,459                 16,048              15,514
                                              ====================     ===================   ===================    ================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS            SEQUOIA SYSTEMS, INC. AND
(Unaudited )                                            SUBSIDIARIES

For the six months ended:                                                                        December 31,      January 1,
                                                                                                    1995              1995
                                                                                             -----------------------------------
                                                                                                       ($ in thousands)
Cash Flows From Operating Activities:
          Net Income                                                                                   $3,165            $2,727
Adjustments to reconcile net income to
  net cash provided by (used in ) operating activities--
          Depreciation                                                                                    979             1,368
          Amortization                                                                                    333               107
          Provision for bad debts                                                                        (240)              114
          Provision for deferred taxes                                                                   (168)             (266)
          Changes in assets and liabilities:
                      Accounts receivable                                                              (4,649)           (2,209)
                      Accounts receivable from related parties                                               -              697
                      Inventories                                                                      (1,938)           (3,361)
                      Income taxes                                                                        297               624
                      Other current assets                                                                307               149
                      Accounts payable                                                                  1,481              (281)
                      Accrued expenses                                                                   (266)            1,242
                      Deferred revenue                                                                     (2)              (75)
                                                                                             -----------------------------------
                                   Net cash provided by (used in)
                                    operating activities                                                 (701)              836
Cash Flows From Investing Activities:
          Purchase of equipment and improvements                                                         (871)           (1,249)
          Decrease (increase) in other assets                                                            (350)             (475)
                                                                                             -----------------------------------
                                   Net cash used in investing activities                               (1,221)           (1,724)

Cash Flows From Financing Activities:
          Repayment of obligations under capital leases                                                   (61)              (54)
          Long-term debt                                                                                     -             (313)
          Proceeds from issuance of common stock                                                           580              210
                                                                                             -----------------------------------
                                    Net cash provided by (used in) financing activities                    519             (157)

Effect of exchange rates on cash                                                                            31               15
Net Decrease in Cash and Cash Equivalents                                                               (1,372)          (1,030)

Cash and Cash Equivalents, beginning of period                                                          15,317           21,024
                                                                                             -----------------------------------
Cash and Cash Equivalents, end of period                                                               $13,945          $19,994
                                                                                             ===================================

Supplemental Disclosure of Cash Flow Information:
          Cash paid during the year for:
                      Interest                                                                             $11             $166
                      Income taxes paid                                                                   $117             $297

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



NOTE 2         INVENTORIES
- ------

     Inventories are stated at the lower of average cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following:

                                         (in thousands)
                                   December 31,     June 30,
                                      1995            1995
                                   ----------------------------
Raw materials                      $13,014         $ 9,966
Work-in-process                      2,768           3,595
Finished goods                       2,869           3,152
                                   ----------------------------
                                   $18,651         $16,713
                                   ----------------------------

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
              (unaudited)




NOTE 3         NET INCOME PER SHARE
- ------

     For the three and six month periods ended December 31, 1995 and January 1, 1995, respectively, net income per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are not separately stated as they are substantially the same.


NOTE 4         ACCOUNTING FOR STOCK-BASED COMPENSATION
- ------

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


     Dated:  August 15, 1996


     Sequoia Systems, Inc.

     By:/s/ J. Michael Stewart
        ----------------------
        J. Michael Stewart
        President &
        Chief Executive Officer