Form 10-Q/A
period 1996-03-31
SEQUOIA SYSTEMS INC
filed 1996-08-16
CIK 724621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

         YES  X                                     NO
            -----                                     -----



          Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.


         Class                            Outstanding at June 30, 1996
         -----                            ---------------------------
  Common Stock, $.40 par value                   15,579,471

CONSOLIDATED BALANCE SHEETS             SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                   ($ in thousands, except share data)

ASSETS                                                                      March 31,   June 30,
                                                                               1996       1995
                                                                           (unaudited)
                                                                           --------------------------
Current Assets:
     Cash and cash equivalents                                                  $11,218      $15,317
     Accounts receivable, net of allowance for doubtful accounts
      of $1,052 at March 31, 1996 and $1,288 at June 30, 1995                    15,084       12,739
     Inventories                                                                 17,623       16,713
     Other current assets                                                         2,324        1,974
                                                                           --------------------------
                                    Total current assets                         46,249       46,743
                                                                           --------------------------

Equipment and Improvements, at cost:
     Computer equipment                                                          11,885       12,329
     Machinery and equipment                                                      5,216        4,687
     Equipment under capital lease                                                2,338        2,666
     Furniture and fixtures                                                       1,500        1,306
     Leasehold improvements                                                       1,654        1,575
                                                                           --------------------------
                                                                                 22,593       22,563
     Less - Accumulated depreciation and amortization                            17,985       17,828
                                                                           --------------------------
                                                                                  4,608        4,735
                                                                           --------------------------

Other Assets                                                                        680          763
                                                                           --------------------------
Total Assets                                                                    $51,537      $52,241
                                                                           ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                            $6,809       $6,809
     Accrued expenses                                                             9,980        9,037
     Deferred revenue                                                               714          888
     Current portion of capital lease obligations                                    88          125
                                                                           --------------------------
                                    Total current liabilities                    17,591       16,859
                                                                           --------------------------

Obligations under capital lease, net of current portion                               -           56
                                                                           --------------------------
                                    Total long-term obligations                       -           56
                                                                           --------------------------



Stockholders' Equity:
     Preferred stock, $.40 par value:
      Authorized--12,500,000 shares at March 31, 1996 and June 30, 1995
      Issued--none                                                                    -            -
     Common stock, $.40 par value:
      Authorized--35,000,000 shares at March 31, 1996 and June 30, 1995
      Issued and outstanding 15,563,000 shares at March  31, 1996,
      and 15,165,000 shares at June 30, 1995                                      6,225        6,066
     Additional paid-in capital                                                  80,178       79,395
     Accumulated deficit                                                        (52,669)     (50,288)
     Cumulative translation adjustment                                              212          153
                                                                            -------------------------
                                    Total stockholders' equity                   33,946       35,326
                                                                            -------------------------
Total Liabilities and Stockholders' Equity                                      $51,537      $52,241
                                                                            =========================

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                        SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)



                                                               For the three months ended,            For the nine months ended,
                                                            March 31, 1996      April 2, 1995     March 31, 1996      April 2, 1995
                                                           ----------------    ---------------    ----------------   ---------------
                                                                               (in thousands except per share data)
Revenues

        Product                                                    $20,212            $26,951           $68,480             $66,004
        Service and Other                                            3,442              3,694            10,597              11,183
                                                           ----------------    ---------------    ----------------   ---------------
                Total revenues                                      23,654             30,645            79,077              77,187


Cost of Revenues
        Product                                                     13,998             15,034            43,128              35,533
        Service and Other                                            2,666              1,961             6,450               5,932
                                                           ----------------    ---------------    ----------------   ---------------
                Total cost of revenues                              16,664             16,995            49,578              41,465

                Gross profit                                         6,990             13,650            29,499              35,722

Research and Development Expenses                                    3,373              3,409             9,761               9,544
Selling, General and Administrative Expenses                         6,230              9,084            19,364              21,968
Other Charges                                                        3,010                  -             3,010                   -
                                                           ----------------    ---------------    ----------------   ---------------
                Total operating expenses                            12,613             12,493            32,135              31,512

                Income/(loss) from operations                       (5,623)             1,157            (2,636)              4,210

Interest Income                                                        113                214               515                 604
Interest Expense                                                        (4)              (128)              (14)               (274)
Other Income (Expense)                                                  14               (109)               43                 (35)
                                                           ----------------    ---------------    ----------------   ---------------
                Income/(loss) before provision for taxes            (5,500)             1,134            (2,092)              4,505

Provision for Income Taxes                                              47                301               289                 945
                                                           ----------------    ---------------    ----------------   ---------------

                Net income/(loss)                                  ($5,547)              $833           ($2,381)             $3,560
                                                           ================    ===============    ================   ===============


Net Income/(Loss) Per Common and Common Share Equivalent            ($0.35)             $0.05            ($0.15)              $0.23
                                                           ================    ===============    ================   ===============
Weighted Average Number of Common and Common
        Share Equivalents Outstanding                               15,894             15,564            16,016              15,575
                                                           ================    ===============    ================   ===============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

For the nine months ended:                                                      March 31,       April 2,
                                                                                  1996             1995
                                                                            --------------------------------
                                                                                     (in thousands)
Cash Flows From Operating Activities:
            Net Income (loss)                                                 $       (2,381)    $    3,560
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities--
             Depreciation                                                               1,563         2,006
             Amortization                                                                  92           (77)
             Write down of equipment                                                       52             -
             Provision for bad debts                                                     (236)          136
             Other charges and inventory write-downs                                    2,391             -
             Provision for deferred taxes                                                (365)         (378)
             Changes in assets and liabilities:
                          Accounts receivable                                          (2,109)       (5,438)
                          Accounts receivable from related parties                           -          876
                          Accrued interest included in long-term debt                        -           31
                          Inventories                                                   (2,895)      (6,409)
                          Income taxes                                                     475          256
                          Other current assets                                             (43)          17
                          Accounts payable                                                   -        2,919
                          Accrued expenses                                                 396        1,256
                          Deferred revenue                                                (174)         272
                                                                            --------------------------------
                          Net cash provided by (used in)
                                        operating activities                            (3,234)        (973)
Cash Flows From Investing Activities:
             Purchase of equipment and improvements                                     (1,533)      (2,066)
             Decrease (increase) in other assets                                          (240)        (599)
                                                                            --------------------------------
                          Net cash used in investing activities                         (1,773)      (2,665)

Cash Flows From Financing Activities:
             Proceeds from repayment of obligations under capital
              leases                                                                       (93)         (83)
             Proceeds from repayment of short-term debt                                      -        2,080
             Proceeds from repayment of long-term debt                                       -         (500)
             Proceeds from issuance of common stock                                        942          401
                                                                            --------------------------------
                          Net cash provided by (used in) financing
                           activities                                                      849        1,898

             Effect of exchange rates on cash                                               59          111
                                                                            --------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (4,099)      (1,629)

Cash and Cash Equivalents, beginning of period                                          15,317       21,024
                                                                            --------------------------------

Cash and Cash Equivalents, end of  period                                     $         11,218   $   19,395
                                                                            ================================



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


Note 2    Other Charges and Inventory Write-downs
- ------

      During the three months ended March 31, 1996, in response to the refinement of its Enterprise Systems' strategy and the accelerating decline in demand for the Motorola 68040 based products, the Company decided to curtail investment in its Motorola products, focus its research and development activities on a new line of high availability Enterprise Servers using Intel processors and consolidate certain functions and operations. As a result of management's plans, the Company recorded other charges of $3,010,000. Other charges consist of $2,401,000 of severance and related costs and $284,000 to write off other current and long term assets which were no longer to be used under the new direction of the products comprising the Enterprise Systems and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised approximately 10%, or 43 personnel, and were across all functions. Payments of approximately $387,000 were made in connection

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
            (unaudited)


with these charges during the three months ended March 31, 1996. Remaining liabilities of $2,200,000 at March 31, 1996 predominantly consisted of severance and related costs which are expected to be paid out through the first half of fiscal 1997. In addition, the Company recorded inventory write-downs of $1,895,000 for estimated excess inventories as a result of these plans. These costs had been previously included as a component of other charges, however in light of recently issued guidelines, the Company has reclassified inventory write-downs to cost of revenues. Accordingly, $1,050,000 and $845,000 have been reclassified to product and service and other cost of revenues, respectively.


Note 3    Inventories
- ------

      Inventory including materials, labor and manufacturing overhead consisted of the following:

                               (in thousands)
                          March 31,      June 30,
                             1996           1995
                          ------------------------
Raw materials             $12,960        $ 9,966
Work-in-process             1,899          3,595
Finished goods              2,764          3,152
                          -------        -------
                          $17,623        $16,713
                          -------        -------


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

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
            (unaudited)


10% of total Company revenue. During the three and nine months ended April 2, 1995, sales to one customer, DSC Corporation, represented $7,571,000 or 25%, and $10,149,000 or 13%, respectively, of total Company revenue.



Note 6    Bank Debt
- ------

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



Note 8    Stock Options
- ------

      During the three months ended March 31, 1996, the Company allowed holders of 1,143,000 options that were to acquire an aggregate of 1,143,000 shares of the Company's common stock previously granted under the Company's Stock Option Plans at exercise prices ranging from $4.00 to $8.25 to exchange through the cancellation of those options for options granted on similar terms but at an exercise price of $3.875, the fair market value of a share of the Company's common stock on the date of exchange. The vesting schedules with respect to

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
            (unaudited)


611,000 of such options remain unchanged. Vesting schedules for the balance of the options, which were performance related, commenced on the effective date of the exchange.



Note 9    Disclosure of Significant Risks and Uncertainties
- ------

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

    The growth in sales of ruggedized Intel based products for the industrial market was comprised of a 40% and 48% increase in units shipped partially offset by a 11% and 9% decline in average unit price for the three and nine months ended March 31, 1996 as compared to the three and nine months ended April 2, 1995, respectively. Average unit price decreases reflect a mature product life cycle of 486 CPU based products and a continued transition to Pentium and Pentium Pro products. Sales of ruggedized Intel based products for the industrial market for the three and nine months ended March 31, 1996, included approximately $770,000 in sales of the Company's new mobile computer, the HARDBODY/TM/, for which product shipments commenced in March, 1996.


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


    GROSS MARGIN
    ------------

    Gross margin declined 15% to 30% for the three months ended March 31, 1996, compared to 45% for the three months ended April 2, 1995. During the nine months ended March 31, 1996, gross margin declined 9% to 37% from 46% in the corresponding period of the prior fiscal year. These decreases were a result of decreases in both product and service margins.

    Decreased product margin was caused by inventory write-downs reflecting a lower level of inventory required to support Motorola based product sales and the cost of discontinued products not offered for future sales. Including these inventory write-downs, the Company's product margin declined 13% to 31% for the three months ended March 31, 1996, compared to 44% for the three months ended April 2, 1995 and declined 9% to 37% for the nine months ended March 31, 1996 from 46% for the comparable period in the prior fiscal year.

    The Company's product margin, excluding the inventory write-downs, declined 8% to 36% for the three months ended March 31, 1996, compared to 44% for the three months ended April 2, 1995. During the nine months ended March 31, 1996, excluding the inventory write-downs, the Company's product margin declined 7% to 39% from 46% for the comparable period in the prior fiscal year. This decrease in product margin was caused primarily by a shift in the mix of sales to a higher proportion of lower margin ruggedized products. In addition, ruggedized product margin decreased for the three and nine months ended March 31, 1996 due to a lower volume of telecommunications sales, which carry a higher margin, in the third quarter as compared to the three months ended March 31, 1995. Motorola based products also experienced a decrease in margin for the three and nine months ended March 31, 1996 due to a higher mix of recently introduced low end systems, which carry a lower margin.

    Decreased service and other margin for the three and nine months ended March 31, 1996 was caused primarily by inventory write-downs related to the reduction in the amount of spares required to support Motorola based product sales as well as spares of discontinued products not offered for future sales. Service and other margin, excluding inventory write-downs, remained unchanged from comparable periods in fiscal 1995.

    Fluctuations in future margin levels may result from the mix of product revenue and respective varying margin contributions from sales of the different product lines, including ruggedized products to the telecommunication and industrial markets and Motorola based products to the OLTP market.

    Gross profit decreased $6,660,000 for the three months ended March 31, 1996, compared to the three months ended April 2, 1995. The decrease resulted from the inventory write-downs as well as lower revenue in the current three month period and sales of lower margin products in the current period compared to the same period in the prior year. Gross profit decreased $6,223,000 for the nine month period ended March 31, 1996, as compared to the nine months ended April 2, 1995. The decrease resulted from both the inventory write-downs and the shift in mix of sales to a higher proportion of ruggedized products as compared to the same period in the prior year which carry a lower margin than telecommunications products and the decline in higher margin Motorola based systems, upgrades and expansions.


    RESEARCH AND DEVELOPMENT EXPENSES
    ---------------------------------

    The Company's research and development expenses decreased by 1% to $3,373,000 and increased by 2% to $9,761,000 respectively, for the three and nine months ended March 31, 1996, as compared to the three and nine months ended April 2, 1995, respectively. The increase in expenses for the nine month period resulted primarily from efforts to further expand product offerings for the ruggedized Intel based products for the industrial markets, and, in particular, the introduction of the HARDBODY/TM/, a mobile handheld PC. In conjunction with the refinement of its Enterprise Systems' strategy, the Company has curtailed investment in the Motorola products, focused its research and development activities on a new line of Enterprise Servers using Intel processors and plans to embed its fault tolerant technology in its ruggedized servers sold by its TMI subsidiary.

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

    These management decisions resulted in a reduction of the Company's work-force affecting all functions and businesses by approximately 10%, or 43 personnel, which included (i) a planned relocation and reduction of corporate personnel, (ii) a centralizing of TMI operations and (iii) a reduction within the functional areas supporting the sale of Motorola based products. Severance and related costs contained in Other Charges for the three months ended March 31, 1996 total $2,401,000.

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


    OTHER
    ------

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

    The increase in inventory is due primarily to the purchase of inventory related to the HARDBODY/TM/ handheld computer which was announced during the quarter and inventory for sales of Intel based products expected to be shipped in the fourth quarter of fiscal 1996. The Company expects to continue to manage its inventory at current levels through the end of fiscal 1996.

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

    The markets for NEBS compliant SPARC and Intel based products and ruggedized Intel based products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. During the three months ended March 31, 1996, the Company introduced a new product, the HARDBODY/TM/, a mobile handheld PC. The Company believes that a large part of its ability to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products such as the HARDBODY/TM/, which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful.

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

Item 4.      Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held on March 12, 1996, the following proposals were adopted by the vote specified below:

      Proposal  1  Election of Directors

                                  For               Withheld from
                                  Nominee           Nominee
                                  -------           -------
      Francis J. Hughes, Jr.      14,171,913        255,838

      A. Theodore Engkvist        14,180,273        247,478

      Dennis M. Malloy            14,177,293        250,458

      Proposal  2  Approval of the 1996 Long Term Incentive Plan

                                                                 Broker
                 For              Against           Abstain          No Vote
                 ---              -------           -------          -------
                 10,921,276       3,261,251         100,087          145,137

      Proposal  3  Ratification of the appointment of Coopers & Lybrand L.L.P.
                 as the Company's Independent Accountants

                 For              Against           Abstain
                 ---              -------           -------
                 12,660,772       1,705,281         61,698

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


  Dated:  August 15, 1996


  Sequoia Systems, Inc.

  By: /s/ J. Michael Stewart
      ----------------------
      J. Michael Stewart
      President &
      Chief Executive Officer