Form 10-K405
period 1996-06-30
SEQUOIA SYSTEMS INC
filed 1996-09-25
CIK 724621

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996
                                              -------------

                                      OR

    () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________ to__________

                        Commission File Number 0-18238

                             SEQUOIA SYSTEMS, INC.
                             ---------------------
            (Exact Name of Registrant as Specified in its Charter)

    DELAWARE                                              04-2738973
    --------                                              ----------
    (State or Other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                     Identification No.)

    5959 Corporate Drive, Houston, Texas                  77036
    ------------------------------------                  -----
    (Address of Principal Executive Offices)              (Zip Code)

    Registrant's telephone number, including area code    (713) 541-8200
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

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

         YES   X                                            NO____
             -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on August 29, 1996, was $30,973,976.

     The number of shares outstanding of the Registrant's common stock, $.40 par value per share, as of August 29, 1996 was 15,627,291.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference in the following part of this Form 10-K: information required in Items 10, 11, 12 and 13 Part III, of this Annual Report on Form 10-K is incorporated from the Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Company.

                                    PART I

ITEM 1 - BUSINESS
- ------

Sequoia Systems, Inc. ("Sequoia" or the "Company") is a provider of specialized microcomputers targeted at specific vertical markets. Under the Texas Micro(R) brand, the Company markets highly reliable microcomputers for industrial and communications applications. Industrial applications include manufacturing process control, discrete manufacturing, data acquisition and man-machine interfaces. Communications applications include telecommunications, internetworking and networking. Under the Sequoia(R) brand, the Company's Sequoia Enterprise Systems ("SES") unit provides fault tolerant and business critical microcomputers and servers for enterprise computing. The Company's computers are differentiated from conventional commercial desktops and servers by architecture, functionality, integration services and value-added software and are "open systems" that support "off-the-shelf" application software running on Windows(R) and UNIX(R).

On March 31, 1995, the Company completed a merger and stock purchase (the "Transaction") pursuant to which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries Texas Microsystems, Inc. and Texas Micro Electronics, Inc. and their respective subsidiaries ("the TMI Group"). The Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group. The Transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group.

Sequoia was incorporated in Delaware in September 1981. The Company's principal executive offices are located at 5959 Corporate Drive, Houston, Texas 77036.
The Company's telephone number is (713) 541-8200.

PRODUCTS
- --------

The Company provides highly reliable Intel(R) and SPARC(R) microprocessor based microcomputers and components under the Texas Micro brand that withstand harsh conditions and demanding computing environments. The Company also provides Intel and Motorola(R) microprocessor based systems and servers under the Sequoia brand that meet critical business requirements for enterprise computing and are designed to recover quickly from failures with a minimum loss of data. In addition, since the Transaction, the Company has initiated joint development activities to marry their technological strengths in new products.

TEXAS MICRO COMPUTERS
- ---------------------

Texas Micro brand highly reliable microcomputers are focused on critical applications for the industrial and communications markets. The Company's Intel and SPARC based microcomputers are designed to withstand wide temperature ranges, shock, vibration, dust, moisture and electromagnetic and radio frequency interference.

These products address the needs of customers characterized as having extreme environmental conditions and the need for unattended, uninterrupted operations. The products feature:

     Industry Standard Compatibility
     -------------------------------
     The Company's Intel and SPARC based microcomputers are open systems that are fully compatible with Windows and UNIX as well as industry standard peripherals and "off-the-shelf" application software. Texas Microsystems pioneered the passive backplane PC architecture that is now the industry standard for industrial microcomputers.

     Modularity
     ----------
     Texas Microsystems introduced the industry standard Intel based passive backplane in 1983. Now a broadly accepted architecture for industrial and communications microcomputers, the passive backplane provides for much greater expandability and ease of repair than commercial motherboard based systems. Passive backplanes can be configured with 5 to 20 expansion slots depending on chassis selection, and a wide range of supporting peripherals.

     Scaleable Growth
     ----------------
     Highly reliable microcomputers are available in industry standard rackmounted configurations with many options such as processor boards, split systems (multiple systems in one chassis), expansion chassis and disk farms. Typical customers will employ multiple rackmounted systems in a configuration where scalability is achieved by adding additional modules or by plug-in upgrades as needed.

     High Reliability
     -----------------
     Texas Micro brand microcomputers address high reliability and availability through robust engineering, providing higher mean-time-between-failure performance and lower mean-time-to-repair features. The rugged construction of these microcomputers means that they can withstand extreme environmental conditions which directly translates into greater system reliability.

     Longevity
     ---------
     Customers of the Company's high reliability microcomputers are resistant to rapid technological change. They typically invest from 9 to 18 months in system development before deploying their systems. They expect extended life cycles and very stable hardware environments. Therefore, technology stability and longevity are major success factors in this marketplace. With its own highly skilled engineering staff and special end-of-life programs, the Company is able to provide expanded product lifetimes to meet the requirements of this market.

     Texas Micro Industrial Microcomputers
     -------------------------------------
     The Company designs and manufactures a broad line of Intel based microcomputers, including rackmounted system platforms and single board computers ("SBCs") for use in data acquisition, process control, embedded control and other applications requiring the ability to operate in extreme environmental conditions. Typically, these robustly engineered products are used in extremely critical seven day by 24 hour unattended operations where high reliability and rapid reparability are essential.

     Highly reliable microcomputer products for the industrial market consist primarily of rackmounted system platforms which offer various combinations of expansion slots, disk capacity, alarming capability, power options and a choice of processors. Systems may also include various video, I/O, or communication expansion cards which are sourced from outside vendors. These products are offered at a wide range of price points depending on configurations.

     SBCs for embedded control include state-of-the-art Pentium and Pentium Pro/TM/ products as well as a variety of 386 and 486 based products. Designed for the ISA, PCI and EISA passive backplane architectures, these highly integrated SBCs feature on-board SCSI, video and enhanced IDE. These SBCs are embedded into manufactured system products and are also sold as components to be integrated into specialized platforms by original equipment manufacturer ("OEM") customers.

     Texas Micro brand chassis products include 5 to 20-slot ISA, 8 to 18-slot PCI/ISA and 12-slot PCI/EISA passive backplane systems. Designed to withstand extreme environmental conditions, these chassis minimize EMI/RFI emission, withstand elevated shock, vibration and temperature, provide positive pressurized air and maximize cooling over the backplane area. Additional features include front accessible drive bays and high mean-time-between-failure autoswitching power supplies.

     Texas Micro Mobile Computers
     ----------------------------
     In the rugged handheld mobile computer market, the Company offers THE HARDBODY HANDHELD COMPUTER, a robust 3 pound, fully featured Intel 486 running Windows applications with a touch screen interface. It is designed to provide full Windows compatible software capability in a field applications environment. The Company also offers the 7108 MOBILE COMPUTER, designed for primary operation from vehicle power to provide computing services under extreme environmental conditions. Using Pentium processors and high capacity ruggedized disk drives, the 7108 provides state-of-the-art capabilities for complex vehicle based global position system applications.

     Texas Micro Communications Servers
     ----------------------------------
     During fiscal 1997, the Company plans to extend its highly reliable systems offerings with a new line of Pentium based servers. The Texas Micro MODEL SP5500 is designed to support up to four-way symmetric multi-processing in conjunction with a superior server I/O architecture for data handling and maximum throughput. A highly expandable passive backplane version of this server, the 5100 SERIES, will offer many configuration options, which will give customers the flexibility to add features and redundancy as their needs dictate, from hot-plug disks, RAID, "hot-swappable" fans and power supplies through full system redundancy utilizing our "split" backplanes.

     During 1994, Texas Microsystems co-founded the PCI Industrial Computer Manufacturers Group ("PICMG"). The Company is currently an executive member, and is actively involved in drafting standards for the development of PCI bus applications for passive backplane CompactPCI(R), a new standard published by PICMG, which offers PCI local BUS performance in a ruggedized Eurocard format. The Company's initial CompactPCI product offering is planned to be a Reference Platform for customers and card manufacturers to design and integrate CompactPCI solutions into the computer telephony marketplace. The Reference Platform, based on PICMG CompactPCI Design Specification 1.0, will accommodate modules that can be inserted and replaced easily - thereby simplifying installation, service and repair. Using modular components, the chassis can be custom configured to meet a variety of requirements, including redundant power supplies, multiple SCSI drives and 6U I/O expansion cards. The system will be powered by a 6U CompactPCI SBC with a Pentium class processor and a full complement of on-board I/O interfaces.

     The Company is already working with several key voice technology providers and manufacturers of related internetworking products in an effort to port and adopt CompactPCI into mainstream product offerings. While there can be no assurance the Company will be successful in its efforts, it is planning on targeting the fast growing communications market, and future CompactPCI offerings are planned to support the Company's industrial computing customers in embedded control applications.

     The Company, under its Texas Micro brand, has been marketing SPARC based communications servers since 1991. The industry award winning Texas Micro Bellcore Network Equipment Building Systems ("NEBS") compliant product line (the 9600 SERIES) has been an integral element in a variety of Advanced Intelligent Network Central Office systems, deployed by several leading switch manufacturers, Regional Bell Operating Companies and Public Telephone Companies worldwide.

     SEQUOIA ENTERPRISE PRODUCTS FOR THE TRANSACTION CRITICAL COMPUTING MARKET
     -------------------------------------------------------------------------

     Sequoia Fault Tolerant Platforms
     --------------------------------
     The Sequoia SERIES 400 and SERIES 500 system products are fault tolerant Motorola based platforms running the TOPIX(R) operating system. In a fault tolerant system, all faults are detected, isolated and fully recovered, transparent to the end-user applications. Faults can range from transient power fluctuations to hardware component failures; data storage device outages to communications line errors; known software "panics" to transient error conditions within the operating system. TOPIX based fault tolerant systems will protect the end-user from an interruption in application processing. The Company currently addresses fault tolerance by engineering redundant component subsystems that have the ability to survive the failure of individual hardware components. These systems can be repaired and reconfigured without disrupting their continuing operations.

     Sequoia Business Critical Platforms
     -----------------------------------
     The SES/50 is a powerful, Intel based entry level server solution for small businesses and can also act as a client in a Windows environment. It includes a Pentium processor to match the most demanding business needs with the most appropriate and cost effective solution.

     The SES/110 Tower is designed to meet the needs of users requiring large disk capacity and flexibility in peripheral selection in a high performance ISA environment. This system utilizes a Pentium processor in a rugged chassis with redundant cooling mechanisms to maintain high reliability. This system is appropriate for critical applications and can withstand shop floor conditions.

     The SES/300 is designed to deliver server capabilities for the department and small corporation. Single or dual Pentiums provide processing power for superior data handling and throughput required by these customers.

     The SES/500 is designed to meet the growing demands of the corporate server market, delivering an innovative Intel architecture. This application server is a modular server platform scaleable in an SMP environment for up to four Pentium processors, incorporating an expandable memory subsystem, with "hot-swappable" disk expansion.

     Sequoia Software Products
     -------------------------
     SEQUOIApro/TM/ is recognized in the marketplace as the highest performance native PICK(R) implementation, creating an environment that can be tailored to handle a large number of users simply by adding the appropriate disk, memory and terminals. SEQUOIApro offers enhanced BASIC performance and has run time compatibility with a variety of legacy environments.

     SEQUOIA/PICK, based on the multi-dimensional database model, has been ported to the SCO UnixWare(R) Application Server operating system and is available on SES/300 and SES/500 Intel based systems. It offers source code compatibility with SEQUOIApro as well as Sequoia's TOPIX based fault tolerant systems, allowing businesses to leverage their hardware and software application investments.

     jBASE/TM/ is an application development and database management system which enhances and extends operating systems such as UNIX, including UnixWare, Windows NT/TM/, and WIN 95/TM/. jBASE's development environment includes tools for easy migration from existing environments. The Company has entered into a strategic partnership with J A Computing, Ltd., based in the United Kingdom, to sell, market and support jBASE. The product provides a migration path for all PICK and PICK-like product users, including the Company's own Sequoia/Pick, as well as providing a database solution for software developers working in Microsoft Windows application development environments.

     MARKETING, SALES AND CUSTOMERS
     ------------------------------

     From July 1, 1991 through June 30, 1996, the Company has shipped more than 140,000 Texas Micro brand systems to more than 5,500 customers worldwide.

     The Company's highly reliable microcomputers primarily serve two markets: industrial and communications. In these markets, the products are most frequently used in "mission-critical" or "job-critical" applications where reliability, availability and/or data integrity are essential. The Company believes that the growing need for extremely dependable microcomputers will make "mission-critical" applications one of the most rapidly expanding sectors of the microcomputer industry.

     For the industrial market, the Company provides ruggedized products that operate reliably under extreme environmental conditions, allowing them a significant role in process control, discrete manufacturing and data acquisition. The systems and SBC products are used in applications that often have government-mandated requirements for up-to-the-minute reporting of data, such as environmental safety information, financial data or transit monitoring.

     In the communications market, the public telephone network Central Office environment has very rigorous standards for operating equipment. Central Office computer systems in the United States must be Belcore NEBS compliant including 48-volt power, heat and dust protection, earthquake resistance, alarming and remote monitoring features. Because of its experience in designing and building reliable rackmounted systems that operate under extreme environmental conditions, the Company believes that the communications industry presents significant opportunities for its products.

     Texas Micro brand highly reliable systems and SBCs are predominantly sold through major OEMs, Value Added Resellers ("VARs"), Value Added Distributors and Systems Integrators. These resellers typically specialize in specific segments or applications for the industrial and communications markets. In a given year, over 1,000 resellers will generally purchase Texas Micro brand microcomputers.

     In recent years, for the Sequoia brand product line, the Company has focused its sales and marketing efforts in vertical markets such as healthcare, retail catalog and financial services. The introduction of a full line of Intel microprocessor based open systems allows customers to expand their operations with industry standard technology.

     The Company believes it is one of the only companies in the PICK marketplace that can deliver a wide choice of software and migration options, installed on contemporary open systems platforms, offering a full range of value-added support and services. Sequoia is able to provide systems for a broad range of PICK based business applications available from the reseller channel and spanning numerous vertical markets.

     VARs generally package Sequoia brand products with other hardware or application programs for resale to end-users. Sequoia generally appoints VARs and resellers which target particular applications or vertical markets, or cover certain geographic areas. At the end of fiscal 1996, over 50 VARs were authorized to represent Sequoia brand products.

     Internationally, the Company sells through a combination of direct sales and distributors. The Company has approximately 40 distributors in over 25 countries with particular emphasis in Canada, Mexico, Europe, Israel, Japan, Korea, China, Singapore and Australia.

     COMPETITION
     -----------

     The Company competes against various companies across its different product lines. The Company's highly reliable microcomputers and board level products sold under the Texas Micro brand compete in the industrial market with the products of Diversified Technology, Industrial Computer Source and I-Bus and, to a lesser extent, IBM and others in the United States and with Siemens A.G., Kontron and others in Europe. In the communications market, the Company competes with Digital Equipment Corp., Motorola Inc., Tandem Computers, Inc., Stratus Computer, Inc. and Hewlett-Packard, as well as several smaller companies. The Company believes its Texas Micro brand products compete effectively based on their engineering responsiveness to specific vertical market requirements, the resulting functional specialization of its products and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty tailoring their offerings to specific application requirements. These strategies help offset the greater name recognition and broader service and support resources of the Company's major competitors.

     Sequoia brand products compete in the 10 to 2,000-plus user range of the on-line transaction processing ("OLTP"), open systems market. The Company therefore competes against other fault tolerant companies and against a wide range of general purpose open systems companies. For fault tolerant products, the Company's primary competitors are Tandem Computers, Inc. and Stratus Computer, Inc. In the broader, general purpose, transaction processing marketplace, the Company's primary competitors include Hewlett-Packard, Data General, Digital Equipment Corp., IBM and Motorola Inc. as well as Tandem Computers, Inc. and Stratus Computer, Inc. The majority of Sequoia's enterprise systems customers use the PICK database. When a sale is determined primarily by the database software, Sequoia competes with products from Pick Systems, General Automation, and to a lesser extent, VMARK and Unidata. These products are available on a wide range of hardware platforms. The Company believes that it competes effectively in this market on the basis of its system architecture, price/performance attributes, its commitment to support the PICK environment, its version of the UNIX operating system and its system compatibility with industry standard hardware and software.

     PRODUCT DEVELOPMENT
     -------------------

     The Company's engineering strategy is to continue to develop differentiated microprocessor based capabilities that can be delivered in "open systems" using industry standard technologies. Through this product development strategy, the Company is able to provide highly reliable and highly available microcomputers that are compatible with "off-the-shelf" application software and hardware environments, and provide a much greater degree of system availability to users by focusing on reliability, availability and data integrity as core features.

     Product development for Texas Micro brand products during fiscal 1997 is planned to feature extensive efforts in several technology areas, including the enhancement of the Hardbody product line of rugged handheld computers, the planned introduction of several SBCs employing the latest Pentium and Pentium-Pro processors and the planned development of processor boards, passive backplanes and chassis based on the CompactPCI specification.

     Development efforts for enterprise systems are focused on providing industry standard products that are compatible with "off-the-shelf" application software and "open systems" hardware environments with the integration of hardware and software solutions. The Company plans to continue to develop and enhance its high performance, multi-dimensional PICK database software products. Sequoia/Pick is optimized for enterprise-wide OLTP. It has been ported to a native Intel microprocessor architecture as well as various UNIX environments including SCO UnixWare and Sequoia TOPIX for Intel and Motorola microprocessors, respectively. Additional ports of Sequoia/Pick are planned for release during the coming year.

     The Company's PICK software development strategy is to provide a broad range of product offerings meeting customers' price/performance needs ranging from stand-alone application servers to large-scale servers networked using Sequoia/Open Data Architecture/TM/ software. With the inclusion and integration of jBASE into the Sequoia software product line, the range of solutions expands to include client/server Windows based implementations. Sequoia continues to invest in its Transaction Logger software which provides data replication, recovery, and a very high degree of fault resilience. Adding this software option to enterprise systems servers not only provides added protection against application software failures, but guards against human procedural and operational mistakes as well.

     A team of engineers with expertise in both high availability systems and fault tolerant systems is working to develop a new line of high availability specialty and communications servers. If successful, these efforts may result in systems offering mainframe like features at competitive Intel based Windows NT server prices and may give the Company a competitive technical edge in the highly available systems and server business. As work progresses, the Company plans to seek OEM partnerships with larger, strategic companies who may license the technology for integration into their own servers and high-end workstations for sale worldwide, although there can be no assurance the Company will be successful in establishing such partnerships.

     CUSTOMER SERVICE AND SUPPORT
     ----------------------------

     The Company provides service, training and technical support to its customers in varying degrees depending both on the product line and on customer contractual arrangements.

     For the Texas Micro brand product lines, the Company's Houston based technical support staff provides initial telephone troubleshooting service for end user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns, tracking completion of repaired goods in support of customer requirements and maintaining a Bulletin Board. Technical support also provides on-site engineering support in the event that a technical issue can not be resolved over the telephone. Field information is provided back to the appropriate internal organizations so that corrective action may be implemented.

     Sequoia brand Motorola based systems provide automated fault detection, isolation and correction. These functions are designed to take place without the user's intervention and while the system continues operating. When a faulty component is detected, the system removes the component from service, ensuring that no corrupted data will affect the rest of the system. An electronic message is automatically sent to the Sequoia Global Care Center by the malfunctioning system to report the error condition. System use is not disrupted during the course of this activity. The system assesses the remaining resources, automatically balances the work load among them and continues operating. The Sequoia brand Intel based products also utilize the Sequoia Global Care Center which provides seven day by 24 hour telephone assistance.

     The architecture of the Sequoia brand products allows the Company to utilize telemaintenance to perform many of the servicing tasks. Telemaintenance, which consists of hot-line support, system monitoring, remote diagnosis, operating system support and downloading, is provided by the Sequoia Global Care Center. This enables the Company to minimize labor costs by reducing the number of on-site visits.

     The Company offers installation service on all Sequoia brand products it sells. These services include: verification of power and site environment, installation and testing of the system, verification of function by execution of diagnostics, configuration and connection of all components to existing building wiring at a single location.

     The Company generally provides end-user purchasers of its systems with a 90 day to two year warranty depending on the product. Customer service maintains a spares inventory to support the customer base. The Company offers a variety of service agreements to its end-user customers and resellers for ongoing system support and also provides technology migration, system optimization, network services, and training programs to customers on a fee basis.

     MANUFACTURING
     -------------

     The Company manufactures in two locations:
         - Texas Micro brand products in Houston, Texas
         - Sequoia brand products in Marlborough, Massachusetts

     In Houston, the Company maintains surface mount technology ("SMT") manufacturing capability for high quality, low-volume production run printed circuit boards. High-volume production run manufacturing is currently subcontracted to independent manufacturers. In addition to its SMT manufacturing capability, the Company performs all subassembly, systems configuration and testing in house.

     In Marlborough, the Company's manufacturing process for Sequoia brand Motorola based products consists primarily of assembly, testing and quality control. The production of printed circuit boards is subcontracted to independent manufacturers. The manufacturing process for the Intel based Sequoia brand servers consists of configuring, integrating and testing system hardware components in conjunction with operating system and database software.

     The Company purchases from other manufacturers substantially all peripheral devices and components used in its products. Most of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. The Company believes that alternate sources could be developed for such single-source items, if necessary; however certain peripheral or component shortages, should they occur, could have an adverse effect on the Company's business. Key components for which alternative sources are not readily available are the Intel and SPARC microprocessors.

     The Company relies on a few key contract manufacturers for the manufacture of some high-volume components used in the assembly of its microcomputers. Although such subcontracting arrangements offer cost and capacity advantages, and would eliminate the need to incur certain capital expenditures associated with manufacturing, reliance on third-party manufacturers gives the Company less control over the manufacturing process for these components than if it undertook such activities itself. Any failure of such subcontractors to manufacture and deliver components as planned, or any problems with the quality of such components, could have a material adverse effect on the Company's operations.

     PROPRIETARY RIGHTS
     ------------------

     The Company owns nine United States patents and 53 foreign patents. Additional United States and foreign patent applications are pending. While the Company believes that its patents provide it with protection for its products and the processes through which its systems achieve fault tolerance, it also believes that such patents may be of less significance to its future success than such factors as innovation, technical skill and management ability and experience. In addition, the Company relies on copyright protection and its trade secret program to protect aspects of its proprietary technology.

     EMPLOYEES
     ---------

     As of June 30, 1996, the Company employed 396 people, including 140 in sales, marketing and administration, 88 in research and development and related engineering activities, 33 in customer service and support, and 135 in manufacturing. The Company believes that its future success will depend in part upon its continued ability to attract and retain highly qualified managerial, technical, sales, marketing, support and manufacturing personnel. Competition in recruiting technical, marketing and sales personnel in the computer industry is often intense. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

     BACKLOG
     -------

     At June 30, 1996, the Company had an unfilled order backlog of approximately $5.1 million, which was subject to shipment in the subsequent fiscal quarter, as compared to $8.7 million at June 30, 1995. This backlog consists primarily of orders which were taken in the fourth quarter and are shipped according to specific customer-scheduled requests. A substantial portion of the Company's revenue in each quarter generally results from orders received in that quarter. Therefore, differences in the receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue and profits. This pattern is likely to continue and makes the Company's quarterly financial results difficult to predict.

     SEASONALITY
     -----------

     Although the Company does not consider its business to be highly seasonal, the Company in general experiences seasonally lower sales and earnings in the first quarter of the fiscal year which is affected by the United States and Europe summer slowdowns for business capital purchases.

ITEM 2  -  DESCRIPTION OF PROPERTIES
- ------

The Company occupies two primary facilities in the United States for manufacturing, warehousing, marketing and sales, research and development and administrative functions consisting of approximately 105,000 square feet in Houston, Texas and 85,000 square feet in Marlborough, Massachusetts. The Company occupies these premises under leases expiring in 2000 and 1997, respectively. The Company leases ten additional offices, primarily for sales and service, in various locations throughout the United States. The Company also leases space for sales and service offices in the United Kingdom, the Netherlands, Germany and Australia. The Company's aggregate annual rental expense for these facilities for the fiscal year ended June 30, 1996 was approximately $2,127,000. The Company believes that its current facilities are adequate for its near term requirements. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the Company's lease obligations.

ITEM 3  -  LEGAL PROCEEDINGS
- ------

In the normal course of business, the Company is, from time to time, subject to various claims and legal proceedings. The Company believes that the ultimate outcome of pending matters will not have a material effect on its financial condition.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------

The Company's common stock has been traded on the Nasdaq National Market under the symbol SEQS since March 1990.

The following table reflects, for the fiscal quarters indicated, the high and low closing sales prices of the Company's common stock as reported on the Nasdaq National Market, in each case, based on published financial sources:

                                          HIGH      LOW
                                        --------  --------
Fiscal 1994
     Quarter ended October 3, 1993       $ 3.500   $ 1.750
     Quarter ended January 2, 1994       $ 6.000   $ 2.750
     Quarter ended April 3, 1994         $ 6.843   $ 3.938
     Quarter ended June 30, 1994         $ 5.875   $ 3.250

Fiscal 1995
     Quarter ended October 2, 1994       $ 5.875   $ 3.500
     Quarter ended January 1, 1995       $ 4.750   $ 3.250
     Quarter ended April 2, 1995         $ 4.313   $ 3.500
     Quarter ended June 30, 1995         $ 4.563   $ 3.750

Fiscal 1996
     Quarter ended October 1, 1995       $10.000   $ 4.125
     Quarter ended December 31, 1995     $ 7.750   $ 4.750
     Quarter ended March 31, 1996        $ 5.875   $ 3.438
     Quarter ended June 30, 1996         $ 4.375   $ 3.000

As of August 29, 1996, there were approximately 724 holders of record of the Company's common stock. Except for a mandatory dividend paid to holders of the Company's former Series A convertible preferred stock, the Company has not paid any dividends since its inception and does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6  -  SELECTED FINANCIAL DATA
- ------

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below.

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended June 30,



                                                 1996          1995         1994           1993         1992
                                                 ----          ----         ----           ----         ----
Revenues                                       $102,222      $104,039     $91,826       $ 81,323     $100,015

Cost of revenues                                 66,264        57,079      48,009         46,867       48,505
                                               ---------     --------    --------      ---------    --------
Gross profit                                     35,958        46,960      43,817         34,456       51,510

Research and development
expenses                                         12,780        13,044      11,621         15,104       17,774

Selling, general and
administrative expenses                          25,206        28,052      22,053         31,187       37,083

Other Charges/Restruct. charge (credit)           3,010             -      (1,109)        13,990            -
                                               ---------     --------     --------      ---------    --------
Income (loss) from operations                    (5,038)        5,864      11,252        (25,825)      (3,347)

Other income (expense), net                         712           373        (113)        (4,715)        (484)
                                               ---------     --------     --------      ---------    --------
Income (loss) before
provision for income taxes                       (4,326)        6,237      11,139        (30,540)      (3,831)
                                               ---------     --------     --------      ---------    --------

Provision for income taxes                          191           960         658            512         (183)
                                               ---------     --------     --------      ---------    --------

Income before cumulative effect
of change in accounting principle                (4,517)        5,277      10,481        (31,052)      (3,648)

Cumulative effect of change
in accounting principle                               -             -           -            171            -
                                               ---------     --------     --------      ---------    --------

Net income (loss)                               ($4,517)     $  5,277     $10,481       ($30,881)     ($3,648)
                                               =========     ========     ========      =========    ========

Net income (loss) per share                      ($0.29)        $0.34       $0.69         ($2.23)      ($0.27)
                                               =========     ========     ========     ==========    ========

Weighted average number of
common and common share
equivalents outstanding                          15,423        15,565      15,103         13,829       13,528

See Note 1 to Consolidated Financial Statements for discussion on the Other Charges/Restructuring charge (credit).

                         SELECTED FINANCIAL DATA
                             (In thousands)
                     CONSOLIDATED BALANCE SHEET DATA
                             As of June 30,


                               1996     1995     1994     1993     1992
                              -------  -------  -------  -------  -------

Working capital               $26,512  $29,884  $26,270  $13,266  $37,974

Total assets                  $46,351  $52,241  $50,409  $46,162  $69,195

Short-term debt
including current portion of
long-term debt                $    56  $   125  $ 2,484  $ 6,611  $ 3,552

Long-term obligations         $     0  $    56  $ 1,835  $ 4,225  $ 4,654

Stockholders' equity          $31,791  $35,326  $29,484  $15,844  $46,253

The following information may be utilized in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          PERCENT OF REVENUES                   Years ended June 30,             YEAR TO YEAR PERCENT CHANGE

  1996            1995            1994                                       1996            1995            1994
  ----            ----            ----                                       ----            ----            ----
  100%            100%            100%          Revenues                       (2%)           13%             13%

   65%             55%             52%          Cost of revenues               16%            19%              2%
- --------       --------        --------                                   --------        --------        --------
   35%             45%             48%          Gross profit                  (23%)            7%             27%


   13%             13%             13%          Research and development       (2%)           12%            (23%)

                                                Selling, general and
   25%             27%             24%          administrative expenses       (10%)           27%            (29%)

                                                Other charges/
    3%            N.M.             (1%)         restructuring (credit)        N.M.           N.M.            N.M.
- --------       --------        --------                                   --------        --------        --------
                                                Income (loss) from
   (5%)             6%             12%          operations                   (186%)          (48%)           N.M.

    1%             N.M.            N.M.         Other income (expense)        N.M.           N.M.            N.M.

   (4%)             6%             12%          Income (loss) before taxes   (169%)          (44%)           N.M.

   N.M.             1%              1%          Provision for income taxes    (80%)           46%            N.M.

   (4%)             5%             11%          Net income (loss)            (186%)          (50%)           N.M.
========        ========        ========                                   ========        ========       ========



N.M. = Not Meaningful

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------   RESULTS OF OPERATIONS

The Company is a provider of specialized microcomputers targeted at specific vertical markets. Under the Texas Micro brand, the Company provides Intel based highly reliable (previously referred to as ruggedized) microcomputer systems and single board computers ("SBCs") for the industrial and communications markets and highly reliable SPARC based NEBS compliant products specifically designed for the Central Office telecommunications market. In addition, under the Sequoia brand, the Company markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. The Company operates in one segment, computer systems, and is a leading supplier of highly reliable and business critical microcomputers addressing market requirements for greater system availability from the desktop to the mainframe.

RESULTS OF OPERATIONS - YEARS ENDED JUNE 30, 1996 AND 1995

REVENUES
- --------

The Company's revenues for fiscal 1996 of $102,222,000 decreased 2% from $104,039,000 for fiscal 1995. While product revenues were relatively unchanged from fiscal 1995 to 1996, service and other revenues decreased 10% from fiscal 1995 to 1996, primarily the result of a one-time license fee of $1,000,000 recorded in fiscal 1995.

Although product revenues for fiscal 1996 of $87,940,000 were relatively unchanged from fiscal 1995 revenues of $88,145,000, the mix of revenues changed significantly. Revenues for highly reliable products for the industrial market increased 27%, to $57,166,000 for fiscal 1996 compared with $44,933,000 for fiscal 1995. Market demand for these products resulted in a 34% increase in units shipped, partially offset by a 5% decline in average unit selling prices for fiscal 1996. This increase in sales of highly reliable products for the industrial market was offset by a 41% decrease in sales of Motorola based, business critical products and a 13% decrease in sales of NEBS compliant products. The decline in sales of Motorola based products was attributable to a continued decline in overall market demand. During both fiscal 1996 and 1995, Motorola based product revenues primarily consisted of sales of additional systems and upgrades to existing customers. The decline in sales of NEBS compliant products resulted from a sharp reduction in sales to one customer to whom the Company had made significant sales during fiscal 1995. Although there can be no assurance that the Company will meet its expectations, the Company expects fiscal 1997 sales of highly reliable products for the industrial market to exceed 1996 levels and expects NEBS compliant and Motorola based products to further decline in fiscal 1997.

Sales outside the United States for fiscal 1996 increased to $24,163,000, or 24% of total revenues, from $23,445,000, or 22% of total revenues for fiscal 1995. The composition of sales outside the United States changed geographically with increases in sales in Western Europe partially offset by decreases in sales in Australia and Japan.

During fiscal 1995, sales to one customer represented 13% of total Company revenues. During fiscal 1996, there were no sales to any customer representing greater than 10% of total Company revenues.

GROSS MARGIN
- ------------

Gross margin of 35% for fiscal 1996 reflected a decline of 10 percentage points from 45% in fiscal 1995. The decrease was attributable to a decrease in product margin of 10 percentage points and a decrease in service and other margin of 8 percentage points.

The decreased product margin was substantially caused by inventory write-downs of $4,058,000 resulting primarily from a decline in overall market demand for the Company's Motorola based systems as well as a shift in the mix of sales to a higher proportion of lower margin highly reliable products compared to fiscal 1995.

The decreased service and other margin was caused by inventory write-downs of $1,294,000 related to the reduction in the amount of spares required to support Motorola based products as well as a one-time license fee margin of $1,000,000 included in fiscal 1995.

Continued fluctuations in future margin levels may result from the mix of product revenues, service and other revenues and the respective varying margin contributions from sales of the various product lines.

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------

The Company's fiscal 1996 research and development expenses of $12,780,000 decreased 2% from $13,044,000 for fiscal 1995. As a percent of revenues, research and development expenses remained relatively unchanged, at 13% of revenues. Research and development spending for fiscal 1996 was focused on efforts to further expand product offerings for highly reliable products for the industrial markets, and in particular on the introduction of the Hardbody, a handheld, mobile PC. In addition, the Company continued its research and development activities on a new line of business critical servers using Intel processors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses decreased 10% to $25,206,000, or 25% of revenues, for fiscal 1996 from $28,052,000, or 27% of revenues, for fiscal 1995. The higher spending for fiscal 1995 included non-recurring merger transaction expenses of $2,134,000. During the fourth quarter of fiscal 1996, the Company began realizing the benefits of reduced expenses which resulted from workforce reductions (see Other Charges).

OTHER CHARGES
- -------------

During the third quarter of fiscal 1996, and resulting from the declining demand for the Company's Motorola based products, the Company took actions that included curtailing investment in its Motorola based products and refocusing its research and development activities.

In addition, the Company appointed a new Chief Executive Officer, announced that it would relocate its corporate headquarters to Houston, Texas and commenced a reorganization of certain related general and administrative functions. These decisions resulted in overall workforce reductions of approximately 10% and a writedown of certain assets resulting in a charge of $3,010,000 for fiscal 1996. Severance and related costs contained in other charges total $2,401,000. In addition, the Company wrote down other assets of $284,000, consisting of software licenses and incurred other costs of $325,000, the most material of which included $157,000 related to a contract cancellation for development work.

The cash impact of the other charges is $2,584,000 and is comprised primarily of severance and related benefits. Of this amount, $1,195,000 was paid in fiscal 1996 with the remainder expected to be paid during fiscal 1997. Expense reductions resulting from the workforce reductions began to be realized during the fourth quarter of fiscal 1996 and amount to approximately $3,200,000 on an annualized basis.

OPERATING INCOME (LOSS)
- -----------------------

The Company reported a loss from operations of $5,038,000 for fiscal 1996, compared to income from operations of $5,864,000 for fiscal 1995. The decrease in operating income resulted from the other charges incurred during fiscal 1996 as well as the decrease in gross margin.

OTHER INCOME
- ------------

The Company generated other income of $712,000, primarily interest income, during fiscal 1996, as compared to $373,000 for fiscal 1995. The increase in other income resulted primarily from having no outstanding bank borrowings during fiscal 1996.

INCOME TAXES
- ------------

The Company recorded provisions for income taxes of $191,000 for fiscal 1996 compared to $960,000 for fiscal 1995. The fiscal 1996 provisions are primarily for state income taxes and income taxes on foreign operations. The decrease from fiscal 1995 resulted from losses incurred during fiscal 1996.

RESULTS OF OPERATIONS - YEARS ENDED JUNE 30, 1995 AND 1994

REVENUES
- --------

The Company's revenues for fiscal 1995 of $104,039,000 increased 13% from $91,826,000 for fiscal 1994. The increase in revenues was comprised of a 15% increase in product revenues and a 9% increase in service and other revenues.

Product revenue growth of $11,620,000 was attributable to sales, which more than doubled, of NEBS compliant products caused primarily by significantly higher demand from one customer in fiscal 1995 as well as a 5% increase in sales of highly reliable products for the industrial market resulting primarily from the Company's 1995 acquisition of Intel's OmniRACK and XpressRACK product lines.

The increases were partially offset by a 5% decrease in sales of Motorola based products. The decline in sales of Motorola based products was attributable to a substantially lower level of new systems shipped compared to fiscal 1994. The decline in new systems was partially offset by an increased level of upgrade and expansion sales to the Company's installed base as well as the increased sales resulting from the Company's July 1, 1994 acquisition of selected assets and the ongoing business operations of its Australia joint venture with Tricom Group Pty. Ltd. During fiscal 1995, this acquisition resulted in $5,798,000 of Motorola based products and related services revenues, as compared to $1,332,000 when operated as a distributor in fiscal 1994.

During fiscal 1995, the Company received $1,000,000 in software license fees, recorded in service and other revenues, as the final payment from a development and distribution agreement. In fiscal 1994, the Company received $1,500,000 in software license fees as a result of this same agreement.

Sales outside the United States comprised $23,445,000, or 22% of total revenues for fiscal 1995, as compared to $19,305,000, or 21% of total fiscal 1994 revenues. The increase was primarily attributable to the additional revenues provided from the Company's Australian subsidiary.

During fiscal 1995, sales to one customer represented 13% of total revenues. For fiscal 1994, no customer accounted for 10% of total revenues.

GROSS MARGIN
- ------------

Gross margin of 45% for fiscal 1995 declined by 3 percentage points from 48% for fiscal 1994. The decrease in gross margin was due to decreases both in product margin to 44% for fiscal 1995 as compared to 46% for fiscal 1994, and decreases in service and other margin to 49% for fiscal 1995 as compared to 56% for fiscal 1994.

The decrease in product margin was primarily related to a decline in the margin for Motorola based products due to the introduction of new systems sold at the low end of the market. Highly reliable product margins held relatively constant for fiscal 1995 as compared to fiscal 1994. Product margin on sales of refurbished equipment, acquired through upgrade programs, partially offset other declines in product gross margin. In addition, sales during fiscal 1994 of approximately $900,000 of inventory previously written down contributed one percentage point to fiscal 1994 product gross margin.

The decrease in service and other margin was caused by lower service pricing for certain Motorola based products, additional costs due to increases in staffing in the product support and professional services groups and lower license fee margin in fiscal 1995 as compared to fiscal 1994.

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------

The Company's research and development expenses of $13,044,000 increased 12% for fiscal 1995 from $11,621,000 in fiscal 1994. The increase resulted primarily from efforts made to support a joint development program with an operating system software company to develop operating software programs for new open system products, to further expand product offerings for the communications market and to develop the Hardbody. Research and development expenses as a percentage of revenues remained relatively unchanged from fiscal 1994 to 1995 at 13%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses of $28,052,000 for fiscal 1995 increased 27% from $22,053,000 for fiscal 1994. The increase primarily resulted from four factors: (i) expenses related to the acquisition of the TMI Group of $2,146,000, (ii) increased selling expenses, specifically, commissions and external Value Added Reseller ("VAR") fees related to the higher revenue volume,
(iii) new corporate advertising and increased marketing programs related to new products and the expansion of sales channels, and (iv) personnel additions focused on expanding distribution channels in the United States communications market and staffing the Australian subsidiary which commenced operation on July 1, 1994.

OPERATING INCOME
- ----------------

The Company reported an operating profit of $5,864,000 during fiscal 1995, as compared to $11,252,000 during fiscal 1994. The decrease in operating profit was primarily the result of reduced gross margin, the expenses related to the completion of the acquisition of the TMI Group and other increases in selling, general and administrative expenses. In addition, fiscal 1994 operating profit included a restructuring credit of $1,109,000 and sales of previously written down inventory of $900,000.

OTHER INCOME (EXPENSE)
- ----------------------

The Company had net other income of $373,000 for fiscal 1995, as compared to net other expense of $113,000 for fiscal 1994. The increase in net other income resulted from higher average cash and short-term investment balances which earned higher interest rates as well as lower capital lease obligations during fiscal 1995. In addition, decreased interest expense resulted from the June 1994 pay down of a subordinated note with proceeds of bank debt having more favorable terms which contributed to the change in other income (expense) from fiscal 1994.

INCOME TAXES
- ------------

The Company recorded provisions for income taxes of $960,000 for fiscal 1995 and $658,000 for fiscal 1994. The tax provisions reflected the combination of the Company's pre-merger provisions for income taxes for federal alternative minimum tax and state tax liabilities, and the pre-merger tax provisions of the TMI Group.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents of $12,287,000 and working capital of $26,512,000. This compared to cash and cash equivalents of $15,317,000 and working capital of $29,884,000 at June 30, 1995.

The reduction in cash was primarily due to capital expenditures of approximately $2,200,000 during fiscal 1996 and was comprised primarily of computer equipment. The expenditures included tooling costs for the Hardbody as well as expenditures related to the release of a new line of enterprise servers using Intel processors. The Company expects continued capital expenditures, but at a lower rate than fiscal 1996, related to continued investment in the development of the Intel based product lines.

During fiscal 1996, the Company maintained a line of credit ("the facility") with State Street Bank and Trust Company ("SSB") and Texas Commerce Bank, National Association ("TCB"). At June 30, 1996, due to losses incurred during the fiscal year, the Company was not in compliance with certain facility covenants. As a result, the Company requested and received a waiver in conjunction with an amendment to the facility effective August 1, 1996. The amended terms included: (i) designating TCB as sole agent, (ii) removing SSB from all participation, and (iii) reducing the facility to maximum borrowings of $5,000,000. Substantially all other terms remained unchanged. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate or (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%. The Company is required to meet specific covenants throughout the duration of the facility which expires on October 31, 1996. The Company plans to negotiate a new borrowing facility or further amend the existing facility before it expires. Borrowings, if any, are subject to a borrowing base formula and are secured by substantially all assets of the Company. As of August 25, 1996, no amounts were outstanding under this facility and the Company had $5,000,000 available under the borrowing base formula.

On September 10, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to two million shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ended June 30, 1997. The Company intends to utilize its cash balances to make any repurchases pursuant to this announcement. As of September 18, 1996, no shares had been repurchased.

The Company believes that its present cash flow, cash balances and borrowing capacity are adequate for its operating needs, capital expenditures and stock repurchases through fiscal 1997 as well as the expected cash requirement to settle its remaining severance and related obligations included in other charges of approximately $1,389,000.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The Company intends to adopt this standard in fiscal year 1997. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company intends to adopt only the disclosure requirements of SFAS No. 123 for the year ending June 30, 1997. Therefore, the adoption will have no impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time:

     The markets for NEBS compliant products and highly reliable products for the industrial market are characterized by rapidly changing technology and user needs, requiring significant investment for product development. During fiscal 1996, the Company introduced a new product, the Hardbody, a mobile handheld PC. The Company believes that a large part of its ability to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products such as the Hardbody, which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful.

     The Company competes against a wide range of companies. The Company believes that it competes effectively based on its engineering responsiveness to special needs and the price/performance characteristics and hardware specialization of its products. However, the computer marketplace is highly competitive. Many of the Company's competitors have significantly greater financial, marketing and technological resources. There can be no assurance that the Company will have the resources necessary to compete successfully in the future.

     The Company purchases most of the components of its products and virtually all of its peripheral devices from a limited number of suppliers. Although the Company believes that alternate sources of these items could be developed in a short period of time if required, future shortages of such components or peripherals could result in production delays. Certain microprocessors used in the highly reliable product lines are available only from Intel Corporation and Sun Microsystems, Inc., and changes in the availability of these components at any time could adversely affect the Company's operations.

A substantial portion of the Company's revenue in each quarter generally results from orders received in that quarter. Therefore, differences in the receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue and profits. This pattern is likely to continue and makes the Company's quarterly financial results difficult to predict.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------

The following statements are filed as part of this Annual Report on Form 10-K:

                                                                      Page No.
                                                                     ---------
     Reports of Independent Accountants                               F-1 - F-2

     Consolidated Balance Sheets at June 30, 1996 and 1995              F-3

     Consolidated Statements of Operations for the three years
      ended June 30, 1996                                               F-4

     Consolidated Statements of Cash Flows for the three
      years ended June 30, 1996                                         F-5

     Consolidated Statements of Stockholders' Equity for the
      three years ended June 30, 1996                                   F-6

     Notes to Consolidated Financial Statements                         F-7

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------   FINANCIAL DISCLOSURE

               None.

                                   PART III

ITEM 10  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
- -------

The information required for Part III, Item 10 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders. Such information will be contained in the sections of the Proxy Statement captioned "Directors" and "Executive Officers".

ITEM 11  -  EXECUTIVE COMPENSATION
- -------

The information required for Part III, Item 11 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders. Such information will be contained in the sections of the Proxy Statement captioned "Report of the Compensation Committee", "Director's Compensation", "Named Executive Officer's Compensation", "Option Grants and Exercises", "Stock Option Repricing" and "Comparative Stock Performance".

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------

The information required for Part III, Item 12 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders. Such information will be contained in the section of the Proxy Statement captioned "Voting Securities and Certain Holders Thereof".

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------

The information required for Part III, Item 13 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders. Such information will be contained in the section of the Proxy Statement captioned "Certain Transactions".

                                    PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------

(a)  Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.


(b)  Financial Statement Schedules

     The Financial Statement Schedule is listed on page 27 of this Annual Report on Form 10-K.

(c)  Reports on Form 8-K

     None.

The following trademarks are mentioned in this Annual Report on Form 10-K:

     Sequoia and Topix are registered trademarks of Sequoia Systems, Inc.

     SequoiaPro and Sequoia Open Data Architecture are trademarks of Sequoia Systems, Inc.

     Texas Micro Systems is a registered trademark of Texas Microsystems, Inc.

     Hardbody is a trademark of Texas Microsystems, Inc.

     jBASE is a trademark of James Anthony Computing, Ltd.

     Pick is a registered trademark of Pick Systems, Inc.

     UNIX and UNIXWARE are registered trademarks of UNIX System Laboratories, Inc.

     Windows is a registered trademark of Microsoft Corporation.

     WIN 95 and Windows NT are trademarks of Microsoft Corporation.

     Intel is a registered trademark of Intel Corporation.

     Motorola is a registered trademark of Motorola, Inc.

     SPARC is a registered trademark of Sun Microsystems.

     CompactPCI is a registered trademark of PICMG.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEQUOIA SYSTEMS, INC.

                                    By:/s/ J. Michael Stewart
                                       ----------------------
                                       J. Michael Stewart
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                                Date
     ---------                             -----                                ----
/s/  J. Michael Stewart            President, Chief Executive           September 23, 1996
- -----------------------            Officer and Director
J. Michael Stewart                 (principal executive officer)


/s/  Francis J. Hughes, Jr.        Chairman of the Board                September 23, 1996
- ---------------------------        of Directors
Francis J. Hughes, Jr.

/s/  Kermit R. Sumrall             Acting Chief Financial Officer       September 23, 1996
- ----------------------             (principal financial and
Kermit R. Sumrall                   accounting officer)


/s/  Dean C. Campbell              Director                             September 23, 1996
- ---------------------
Dean C. Campbell

/s/  John F. Smith                 Director                             September 23, 1996
- -------------------
John F. Smith

/s/  A. Theodore Engkvist          Director                             September 23, 1996
- -------------------------
A. Theodore Engkvist

/s/  Dennis M. Malloy              Director                             September 23, 1996
- ---------------------
Dennis M. Malloy

/s/  Frank B. Ryan                 Director                             September 23, 1996
- ------------------
Frank B. Ryan

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sequoia Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Sequoia Systems, Inc. and subsidiaries as of June 30, 1995 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ending June 30, 1996. These financial statements give retroactive effect to the merger of Sequoia Systems, Inc. and the TMI Group on March 31, 1995, which has been accounted for using the pooling of interest method as described in Note 1 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the TMI Group for any year prior to June 30, 1995 which statements reflect total assets constituting 35% of consolidated total assets as of June 30, 1994, and which reflect total revenues constituting 51% and 19% of the consolidated total revenues for each of the years ending June 30, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the TMI Group is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequoia Systems, Inc. and subsidiaries at June 30, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ending June 30, 1996, in conformity with generally accepted accounting principles.


Boston, Massachusetts                                   COOPERS & LYBRAND L.L.P.
July 22, 1996, except for Note 11, as
to which the date is September 10, 1996

                            ARTHUR ANDERSEN L.L.P.
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Boards of Directors of the
Texas Microsystems Group:

We have audited the combined balance sheets of the Texas Microsystems Group, as of June 30, 1994, and the related combined statements of operations, shareholders' equity and cash flows for the year then ended (not presented separately herein). These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Texas Microsystems Group as of June 30, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Effective July 1, 1992, the Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


Houston, Texas
November 30, 1994

CONSOLIDATED BALANCE SHEETS                                         SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                                   (in thousands)

ASSETS                                                                      June 30,            June 30,
                                                                              1996                1995
                                                                      ------------------------------------
Current Assets:
   Cash and cash equivalents                                                 $12,287             $15,317
   Accounts receivable, net of allowance for doubtful accounts
    of $1,018 at June 30, 1996 and $1,288 at June 30, 1995                    13,371              12,739
   Inventories                                                                13,491              16,713
   Other current assets                                                        1,923               1,974
                                                                      ------------------------------------
                              Total current assets                            41,072              46,743
                                                                      ------------------------------------

Equipment and Improvements, at cost:
   Computer equipment                                                         12,473              12,329
   Machinery and equipment                                                     5,293               4,687
   Equipment under capital lease                                               2,337               2,666
   Furniture and fixtures                                                      1,504               1,306
   Leasehold improvements                                                      1,683               1,575
                                                                      ------------------------------------
                                                                              23,290              22,563
   Less - Accumulated depreciation and amortization                           18,603              17,828
                                                                      ------------------------------------
                                                                               4,687               4,735
                                                                      ------------------------------------

Other Assets                                                                     592                 763
                                                                      ------------------------------------
Total Assets                                                                 $46,351             $52,241
                                                                      ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of capital lease obligations                                  $56                $125
   Accounts payable                                                            4,743               6,809
   Accrued expenses                                                            9,203               9,037
   Deferred revenue                                                              558                 888
                                                                      ------------------------------------
                              Total current liabilities                       14,560              16,859
                                                                      ------------------------------------

Obligations under capital lease, net of current portion                            -                  56

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.40 par value:
     Authorized--12,500 shares at June 30, 1996 and 1995
     Issued--none                                                                  -                   -
   Common stock, $.40 par value:
     Authorized--35,000 shares at June 30, 1996 and 1995
     Issued and outstanding--15,579 shares at June 30, 1996,
     and 15,165 shares at June 30, 1995                                        6,232               6,066
   Additional paid-in capital                                                 80,207              79,395
   Accumulated deficit                                                       (54,805)            (50,288)
   Cumulative translation adjustment                                             157                 153
                                                                      ------------------------------------
                              Total stockholders' equity                      31,791              35,326
                                                                      ------------------------------------
Total Liabilities and Stockholders' Equity                                   $46,351             $52,241
                                                                      ====================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                              SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                                       For the years ended June 30,
                                                                                  1996                1995               1994
                                                                    --------------------------------------------------------------
                                                                                   (in thousands, except per share data)
Revenues
      Product                                                                   $87,940              $88,145           $76,525
      Service and Other                                                          14,282               15,894            15,301
                                                                    ---------------------------------------------------------------
              Total revenues                                                    102,222              104,039            91,826

Cost of Revenues
      Product                                                                    57,801               48,985            41,345
      Service and Other                                                           8,463                8,094             6,664
                                                                    ----------------------------------------------------------------
              Total cost of revenues                                             66,264               57,079            48,009

              Gross profit                                                       35,958               46,960            43,817


Research and Development Expenses                                                12,780               13,044            11,621
Selling, General and Administrative Expenses                                     25,206               28,052            22,053
Other Charges / Restructuring (Credit)                                            3,010                    -            (1,109)
                                                                    ----------------------------------------------------------------
              Total operating expenses                                           40,996               41,096            32,565

              Income (loss) from operations                                      (5,038)               5,864            11,252


Interest Income                                                                     668                  809               345
Interest Expense                                                                    (17)                (290)             (561)
Other Income (Expense)                                                               61                 (146)              103
                                                                    ----------------------------------------------------------------
              Income (loss) before provision for income taxes                    (4,326)               6,237            11,139

Provision for Income Taxes                                                          191                  960               658
                                                                    ----------------------------------------------------------------

              Net income (loss)                                                 ($4,517)              $5,277           $10,481
                                                                    ================================================================


 Income (Loss) Per Common and Common Share Equivalent                            ($0.29)               $0.34             $0.69
                                                                    ================================================================


 Weighted Average Number of Common and Common Share
  Equivalents Outstanding                                                        15,423               15,565            15,103
                                                                    ================================================================


 The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                                             For the years ended June 30,
                                                                                      1996                 1995             1994
                                                                            -------------------------------------------------------
                                                                                                (  in thousands )
Cash Flows From Operating Activities:
              Net income (loss)                                                    ($4,517)             $ 5,277          $10,481
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
              Depreciation                                                           2,181                2,553            2,557
              Amortization                                                             160                  518              761
              Write down of equipment                                                   52                    -                -
              Provisions for inventories                                             5,352                  573            1,127
              Provisions for bad debts                                                  12                   51              416
              Other charges                                                            496                    -                -
              Restructuring credit                                                       -                    -           (1,109)
              Changes in assets and liabilities:
                       Accounts receivable                                            (644)                  19           (1,996)
                       Accounts receivable, long term                                    -                    -               50
                       Accrued interest included in long-term debt                       -                    -             (251)
                       Inventories                                                  (2,221)              (7,588)           1,370
                       Income taxes                                                    241                  423             (390)
                       Deferred tax asset, net                                           -                 (491)              13
                       Other current assets                                             (6)                 (78)             247
                       Accounts payable                                             (2,066)                 426            1,476
                       Accrued expenses                                               (146)                (373)             661
                       Deferred revenue                                               (330)                  75             (128)
                                                                            -------------------------------------------------------
                                 Net cash provided by (used in)
                                  operating activities                              (1,436)               1,385           15,285
                                                                            -------------------------------------------------------
Cash Flows From Investing Activities:
              Purchase of equipment and improvements                                (2,231)              (2,477)          (2,254)
              Decrease (increase) in other assets                                     (220)              (1,042)             218
                                                                            -------------------------------------------------------
                                 Net cash used in investing activities              (2,451)              (3,519)          (2,036)
                                                                            -------------------------------------------------------

Cash Flows From Financing Activities:
              Repayment of obligations under capital leases                           (125)                (121)            (191)
              Short-term debt                                                            -               (2,372)          (1,535)
              Long-term debt                                                             -               (1,645)          (1,663)
              Payment of cash dividend on preferred shares                               -                    -              (61)
              Proceeds from issuance of common stock                                   978                  449              294
                                                                            -------------------------------------------------------
                                 Net cash provided by (used in)
                                  financing activities                                 853               (3,689)          (3,156)
                                                                            -------------------------------------------------------
              Effect of exchange rates on cash                                           4                  116               52
Net Increase (Decrease) in Cash and Cash Equivalents                                (3,030)              (5,707)          10,145

Cash and Cash Equivalents, beginning of year                                        15,317               21,024           10,879
                                                                            -------------------------------------------------------

Cash and Cash Equivalents, end of year                                             $12,287              $15,317          $21,024
                                                                            =======================================================


Supplemental Disclosures of Noncash Investing and Financing Activities:
              Issuance of convertible preferred stock in settlement
               of class action lawsuit                                                   -                    -          $ 2,875
              Release of restricted cash for:
                       Class action settlement                                           -                    -            1,000
                       Repayment of note payable to bank                                 -                    -            1,950
                       Repayment of obligations under capital leases                     -                    -            1,039

Supplemental Disclosure of Cash Flow Information:
              Cash paid during the year for:
                       Interest                                                   $     16              $   532          $ 1,261
                       Income taxes paid (refunds received)                            (13)               1,090              921

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
                                                                         For the years ended June 30,
                                                                                (in thousands)

                                                             Common Stock          Additional  Preferred Stock      Additional
                                                                           Par       Paid-in                Par       Paid-in
                                                           Shares         Value      Capital     Shares    Value      Capital
                                                       ------------------------------------------------------------------------
Balance, June 30, 1993                                         13,688     $5,475     $76,368       -       $   -       $  -

   Issuance of common stock pursuant to stock option
     and employee stock purchase plans                            164         66         228       -           -          -
   Issuance of convertible preferred stock                         -          -           -     1,047         419      2,456
   Conversion of preferred stock                                1,047        419       2,456   (1,047)       (419)    (2,456)
   Foreign currency translation                                    -          -           -        -           -          -
   Dividends paid on convertible preferred stock                   -          -           -        -           -          -
   Net income                                                      -          -           -        -           -          -
                                                       ------------------------------------------------------------------------
Balance, June 30, 1994                                         14,899      5,960      79,052       -           -          -

   Issuance of common stock pursuant to stock option
     and employee stock purchase plans                            266        106         343       -           -          -
   Foreign currency translation                                    -          -           -        -           -          -
   Dividends paid on convertible preferred stock                   -          -           -        -           -          -
   Net income                                                      -          -           -        -           -          -
                                                       ------------------------------------------------------------------------
Balance, June 30, 1995                                         15,165      6,066      79,395       -           -          -

   Issuance of common stock pursuant to stock option
     and employee stock purchase plans                            414        166         812       -           -          -
   Foreign currency translation                                    -          -           -        -           -          -
   Net loss                                                        -          -           -        -           -          -
                                                       ------------------------------------------------------------------------
Balance, June 30, 1996                                         15,579     $6,232     $80,207       -        $  -       $  -
                                                       ========================================================================

                                                                                        Cumulative
                                                           Preferred     Accumulated   Translation
                                                           Dividends       Deficit      Adjustment   Total
                                                           ------------------------------------------------
Balance, June 30, 1993                                       $  -       ($65,985)       ($15)       $15,843

   Issuance of common stock pursuant to stock option
     and employee stock purchase plans                          -             -           -             294
   Issuance of convertible preferred stock                      -             -           -           2,875
   Conversion of preferred stock                                -             -           -              -
   Foreign currency translation                                 -             -           52             52
   Dividends paid on convertible preferred stock              (61)            -           -             (61)
   Net income                                                   -         10,481          -          10,481
                                                           -------------------------------------------------
Balance, June 30, 1994                                        (61)       (55,504)         37         29,484

   Issuance of common stock pursuant to stock option
     and employee stock purchase plans                          -             -           -             449
   Foreign currency translation                                 -             -          116            116
   Dividends paid on convertible preferred stock               61            (61)         -              -
   Net income                                                   -          5,277          -           5,277
                                                           -------------------------------------------------
Balance, June 30, 1995                                          -        (50,288)        153         35,326
   Issuance of common stock pursuant to stock option
     and employee stock purchase plans                          -             -           -             978
   Foreign currency translation                                 -             -            4              4
   Net loss                                                     -         (4,517)         -          (4,517)
                                                           -------------------------------------------------
Balance, June 30, 1996                                       $  -       ($54,805)       $157        $31,791
                                                           =================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

NOTE 1  - BASIS OF PRESENTATION
- ------

The Company is a provider of specialized microcomputers targeted at specific vertical markets. Under the Texas Micro brand, the Company provides Intel based highly reliable (previously referred to as ruggedized) microcomputer systems and single board computers ("SBCs") for the industrial and communications markets and highly reliable SPARC based Bellcore Network Equipment Building Systems ("NEBS") compliant products specifically designed for the Central Office telecommunications market. In addition, under the Sequoia brand, the Company markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. The Company operates in one segment, computer systems, and is a leading supplier of highly reliable and business critical microcomputers addressing market requirements for greater system availability from the desktop to the mainframe.

A.   MERGER AND STOCK PURCHASE

On March 31, 1995, the Company completed a merger and stock purchase pursuant to which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries Texas Microsystems, Inc. and Texas Micro Electronics, Inc. and their respective subsidiaries ("the TMI Group") (collectively the "Transaction"). The Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group. The Transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group.

Total transaction costs of approximately $2,134,000 were expensed as incurred in the first nine months of fiscal 1995. These transaction costs included fees to financial advisors and legal, accounting, printing and other related expenses incurred in connection with the merger.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

The following information presents certain statement of operations data of Sequoia Systems and the TMI Group for the periods prior to the Transaction. The consummation of the Transaction was substantially coincident with the fiscal third quarter 1995 closing.

                                                       (unaudited)
                                                     (in thousands)

                                     Sequoia Systems                   TMI Group               Total
                                     ---------------                 --------------            -----
REVENUES FOR:
Nine months ended:
     April 2, 1995                   $32,850                         $44,337                 $77,187
     April 3, 1994                    32,205                          34,251                  66,456

Year ended June 30, 1994              44,765                          47,061                  91,826

NET INCOME FOR:
Nine months ended:
     April 2, 1995 (1)                $2,097                          $1,463                  $3,560
     April 3, 1994                     5,073                             841                   5,914

Year ended June 30, 1994               8,567                           1,914                  10,481

(1) includes pre-tax expenses related to the Transaction of $1,236,000 for Sequoia Systems and $898,000 for the TMI Group for the nine months ended April 2, 1995.

B.   OTHER CHARGES / RESTRUCTURING CREDIT

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 related to severance costs and other asset write-downs. These other charges included: $2,401,000 of severance and related costs, $284,000 to write off other current and long term assets which were no longer used and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised approximately 10%, or 43 personnel, and were made across all functions. Payments of approximately $1,195,000 were made in connection with these charges during the year ended June 30, 1996. Remaining liabilities of $1,389,000 at June 30, 1996 predominantly consisted of severance and related costs which are expected to be paid out during fiscal 1997.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

During fiscal 1992, the Company recorded a restructuring charge of $13,990,000 as a result of lower revenues and a downsizing of the operations based on anticipated future revenue levels. During fiscal 1994, the Company settled its obligations, and determined that, as of June 30, 1994, $1,109,000 of restructuring charges was in excess of business requirements and recorded a restructuring credit. Additionally, the Company realized a benefit in cost of revenues of $900,000 in fiscal 1994 as a result of the sale of inventory which had been previously written down as part of the restructuring. As of June 30, 1995 restructuring activities were completed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------

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

B.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at cost, which approximates market. Cash equivalents consist of highly liquid investments with original maturities at the time of purchase of 90 days or less.

C.   INVENTORIES

Inventories are stated at the lower of average cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following at June 30:

                                                      (in thousands)
                                                1996                  1995
                                              ----------------------------
 Raw materials                                $ 9,884              $ 9,966
 Work-in-process                                2,057                3,595
 Finished goods                                 1,550                3,152
                                              ----------------------------
                                              $13,491              $16,713
                                              ----------------------------

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

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

F.   REVENUE RECOGNITION

Revenues from product sales, which include revenues from software licenses, are recognized upon shipment unless significant uncertainties exist. Service and other revenues include maintenance, installation fees, professional services, rental revenue and license fees. Service and other revenues related to maintenance agreements are recognized ratably over the period in which the service is provided. All other service and other revenues are recognized as earned. License fees are recognized as revenue upon receipt of non-refundable payments.

During fiscal 1995, the Company received $1,000,000 in software license fees, included in service and other revenues, as the final payment from a development and distribution agreement. In fiscal 1994, the Company received $1,500,000 in software license fees as a result of this same agreement.

G.   RESEARCH AND DEVELOPMENT

Costs relating to research and development are expensed as incurred.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

H.   NET INCOME (LOSS) PER SHARE

Primary and fully diluted earnings per share are not separately stated as they are substantially the same. For the years ended June 30, 1996, 1995 and 1994, net income (loss) per share was based on the weighted average number of common and common share equivalents outstanding during the year, computed in accordance with the treasury stock method. Under this method, common share equivalents are not included in the calculation for fiscal 1996, as their impact would be anti-dilutive. The net income (loss) per share calculations for all years presented include shares issued to consummate the pooling transaction on March 31, 1995 (see Note 1 A).

I.   FOREIGN CURRENCY TRANSLATION

For foreign subsidiaries where the functional currency is the U.S. dollar, the financial statements of the Company's foreign subsidiaries are translated using rates of exchange in effect at the end of the fiscal year for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Income and expenses are translated at average exchange rates prevailing during the fiscal year and the resulting gains or losses are reflected in results of operations. For foreign subsidiaries where the functional currency is the local currency, the financial statements are translated as above except that assets and liabilities are translated at current exchange rates and the resulting gains or losses are recorded as a separate component of stockholders' equity.

Transaction gains and (losses) recognized by the Company amounted to $26,000, ($82,000), and ($9,000) for the years ended June 30, 1996, 1995 and 1994, respectively.

J.   POSTRETIREMENT BENEFITS

The Company sponsors two defined contribution employee savings and retirement plans ("the Plans"), which cover only United States employees. Employees participate in the Plans based on the subsidiary of their employment. The Plans are contributory for which contributions by the Company are made at the discretion of management. Employees may contribute up to 15% or 20% of their annual compensation depending on their respective plan. The Company made contributions of $190,000, $231,000 and $236,000 in fiscal 1996, 1995 and 1994, respectively.

K.   CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The
Company's cash equivalents are either placed with high credit quality financial institutions or invested in government securities. The Company limits the amount of credit exposure to any one institution.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

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

L.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred tax assets, net of any valuation allowance, and deferred tax liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities and net operating losses carried forward as measured using the enacted tax rates which are expected to be in effect when these differences reverse.

M.   WARRANTY OBLIGATIONS

The Company generally provides its products with a 90-day to two year warranty from the date of installation depending on the product. The cost of warranty obligations are estimated and provided for at the time of sale.

N.   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The Company intends to adopt this standard in fiscal year 1997. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

O.   STOCK BASED COMPENSATION

In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company intends to adopt only the disclosure requirements of SFAS No. 123 for the year ending June 30, 1997. Therefore, the adoption will have no impact on the Company's financial position or results of operations.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

P.   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Q.   RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 3 - NOTE PAYABLE TO BANK & LONG-TERM DEBT
- ------

During fiscal 1996, the Company maintained a line of credit ("the facility") with State Street Bank and Trust Company ("SSB") and Texas Commerce Bank, National Association ("TCB"). At June 30, 1996, due to losses incurred during the fiscal year, the Company was not in compliance with certain facility covenants. As a result, the Company requested and received a waiver in conjunction with an amendment to the facility effective August 1, 1996. The amended terms included: (i) designating TCB as sole agent, (ii) removing SSB from all participation, and (iii) reducing the facility to a maximum of $5,000,000. Substantially all other terms remained unchanged. At the Company's option, loans may be drawn down subject to two interest rate alternatives: (i) a prime rate option bearing interest at the then current prime rate or (ii) a LIBOR option bearing interest at the LIBOR rate plus 2%. The Company is required to meet specific covenants throughout the duration of the facility which expires on October 31, 1996, the most restrictive of which is that the Company shall not have a net loss (i) of greater than $1,000,000 for any fiscal quarter, or (ii) in any two consecutive fiscal quarters, or (iii) in excess of $1,800,000 for a full year. The Company was granted waivers by the participating banks when losses greater than the covenant restrictions were recorded during the third quarter, fourth quarter and full year for fiscal 1996. In addition, the Company may not declare cash dividends. The Company plans to negotiate a new borrowing facility or further amend the existing facility before it expires. Borrowings, if any, under this agreement are subject to a borrowing base formula and are secured by substantially all assets of the Company. At June 30, 1996 and June 30, 1995, no amounts were outstanding under this agreement. At August 25, 1996, no amounts were outstanding under this agreement and the Company had $5,000,000 available under the borrowing base formula.

The Company, through its subsidiary Texas Micro, had (i) a $2,000,000 term loan, payable in equal monthly installments based on a three-year amortization with the balance due on June 1, 1997, (ii) a $4,000,000 revolving line of bank credit and (iii) a zero coupon note payable to Keystone International with $415,000 due. Following the Transaction in 1995, the Company paid down all the bank and long-term debt of Texas Micro totaling $5,229,000 and terminated these agreements.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

NOTE 4 - OTHER ASSETS
- ------

Other assets consist of the following at June 30:

                                                                  (in thousands)
                                                                  1996         1995
                                                              ---------------------
Software license fees net of accumulated
  amortization of $683, and $629, in
  1996 and 1995, respectively                                   $  487       $  663
 Other                                                             105          100
                                                              ---------------------
                                                                $  592       $  763
                                                              ---------------------

NOTE 5 - ACCRUED EXPENSES
- ------

Accrued expenses consist of the following at June 30:

                                                                  (in thousands)
                                                                 1996         1995
                                                              ---------------------
Compensation and benefits                                     $3,023         $4,435
Commissions and royalties                                        989            715
Warranty expense                                                 673            850
Other charges                                                  1,382             -
Other                                                          3,136          3,037
                                                              ---------------------
                                                              $9,203         $9,037
                                                              ---------------------

NOTE 6  - INCOME TAXES
- ------

Effective July 1, 1993, Sequoia Systems, Inc. adopted SFAS No. 109, "Accounting for Income Taxes". The impact of Sequoia Systems, Inc.'s adoption was immaterial to the financial statements in fiscal 1994. The TMI Group had adopted SFAS 109 in fiscal 1993.

The provisions for income taxes in the accompanying statements of operations consist of the following for the years ended June 30:

                                                    (in thousands)
                                      1996               1995               1994
                                      ------------------------------------------
Current
     Federal income taxes             $   -            $ 1,260             $ 436
     State income taxes                  151                91                59
     Foreign income taxes                 40               100               150
                                      ------------------------------------------
          Total current                  191             1,451               645
                                      ------------------------------------------
Deferred
     Federal income taxes                 -               (491)               13
     State income taxes                   -                 -                  -
                                      ------------------------------------------
          Total deferred                  -               (491)               13
                                      ------------------------------------------
          Total provision             $  191            $  960             $ 658
                                      ------------------------------------------

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

Due to the uncertainty surrounding realization of the deferred tax assets in future tax returns, the Company has established a valuation allowance against substantially all of its otherwise recognizable deferred asset.

The components of the deferred tax asset at June 30, are as follows:

                                                       (in thousands)
                                                  1996               1995
                                               ----------------------------
     NOL carryforward                          $ 22,448            $ 19,971
     Property and equipment                         280               1,124
     Inventories                                  3,096               2,451
     Bad debt reserve                               573                 517
     Other                                        1,341               1,327
                                               ----------------------------
     Total asset                                 27,738              25,390
     Valuation allowance                        (26,743)            (24,395)
                                               ----------------------------
     Deferred tax asset, net                   $    995            $    995
                                               ----------------------------

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows for the years ended June 30,

                                                       1996         1995         1994
                                                    ------------------------------------
Federal statutory rate                               34.0%          34.0%        34.0%
Net benefit of tax credits and
  operating loss carryforwards                          -          (21.0%)      (28.5%)
State income taxes, net of federal benefit           (3.4%)          1.0%         0.5%
Federal Alternative Minimum Tax                         -            0.8%         1.3%
Net losses without tax benefit                      (34.0%)            -            -
Revenue Agent Review Adjustments                        -              -         (2.0%)
Foreign income tax                                   (1.0%)          1.6%         1.4%
Other                                                   -           (1.0%)       (0.7%)
                                                    -----------------------------------
Effective tax rate                                   (4.4%)         15.4%         6.0%
                                                    -----------------------------------

The Tax Reform Act of 1986 ("the Act"), enacted in October 1986, limits the amount of net operating loss carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership in excess of 50%, as defined in the Act, which has limited the Company's ability to utilize in any one year the net operating loss carryforwards incurred prior to the change in ownership occurring upon the Company's initial public offering. The Company estimates that the total net operating loss carryforward subject to this limitation is approximately $23,500,000. The utilization of the available net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change is limited to approximately $2,700,000 in each year subsequent to the change in ownership until fiscal 2002, at which time the unused net operating loss carryforwards will expire. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Company's net operating loss and general business credit carryforwards at June 30, 1996, were approximately $50,000,000 ($26,500,000 unrestricted) and $3,600,000, respectively.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

Included within the net operating losses is approximately $4,600,000 of Incentive Stock Option deductions. This deduction, when utilized, will be a direct credit to stockholders' equity and will not benefit the statement of operations.

NOTE 7 - STOCKHOLDERS' EQUITY
- ------
A.   COMMON AND PREFERRED STOCK

The Company had 35,000,000 and 12,500,000 authorized shares of common and preferred stock, respectively at June 30, 1996 and June 30, 1995. There were 25,000,000 and 12,500,000 authorized shares of common and preferred stock at June 30, 1994. No shares of preferred stock were issued or outstanding at June 30, 1996, 1995, or 1994. The Company has reserved 3,700,000 authorized shares of common stock for issuance under the Company's options plans, 750,000 authorized shares of common stock for issuance under the 1993 Employee Stock Purchase Plan, 131,000 shares for issuance under the 1991 Outside Directors' Stock Option Plan, 150,000 shares for issuance under the 1995 Outside Directors' Stock Option Plan and 600,000 shares for issuance under the 1996 Long Term Incentive Plan.

On October 27, 1993, the Company issued 1,047,418 shares of Series A convertible preferred stock in settlement of class action litigation. Subsequently, holders of 264,435 shares of preferred stock converted, at their option, such shares into the same number of common shares. The remaining 782,983 shares of Series A convertible preferred stock were automatically converted to the same number of common shares on March 15, 1994, in accordance with a mandatory conversion clause in the class action settlement agreement.

B.  STOCK OPTION PLANS

During fiscal 1996, the stockholders approved the 1996 Long Term Incentive Plan, ("1996 Plan"). As a result, no further grants were or will be made under the 1986 Incentive Stock Option Plan ("Incentive Plan") and the 1986 Supplemental Stock Option Plan ("Supplemental Plan"), which were due to expire in October 1996. The 1996 Plan provides for the grant of incentive stock options to officers and employees of the Company at no less than the fair market value on the date of grant and non-qualified stock options at no less than 65% of the fair market value at the date of grant. Options expire 10 years from the date of grant, or if applicable, three months after termination of the optionee's employment or other applicable relationship to the Company. Additionally, the 1996 Plan provides for awards of Stock Appreciation Rights ("SARs") to be granted either in tandem with grants of stock options or separately. The exercise price of a SAR may not be less than the fair market value of a share on the date of grant, or in the case of a SAR granted in relation to an option, not less than the option exercise price. Other awards in shares may be granted by an appropriate committee of the Board of Directors under the 1996 Plan. A total of 600,000 shares may be issued under the 1996 Plan, and a maximum of 120,000 stock options or SARs may be granted to any one participant in any one calendar year. No more than 100,000 shares in other awards may be granted with a maximum of 25,000 shares to an individual in a calendar year.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

The Incentive Plan provided for the grant of incentive stock options to officers and employees of the Company at a price no less than the fair market value on the date of the grant. The Supplemental Plan provided for the grant of nonqualified stock options to employees and consultants at no less than 85% for the fair market value on the date of grant. Options under these plans expired ten years from the date of grant or, when applicable, three months after termination of the optionee's employment or other applicable relationship with the Company.

During fiscal 1990, the Company established the 1990 Outside Directors' Stock Option Plan ("the 1990 Directors' Plan") which provides for the issuance of nonqualified stock options at a price no less than the fair market value on the date of grant to members of the Company's Board of Directors who are not employees of the Company. An aggregate of 131,000 shares of common stock was reserved for issuance under the 1990 Directors' Plan. The options expire upon the earlier of 10 years from the date of grant or six months after the director ceases to be a director of the Company. This plan expired on June 7, 1995. The 131,000 shares allocated to the plan are available for allocation to other 1995 plans at the Board of Directors discretion.

During fiscal 1995, the Company established the 1995 Outside Directors' Stock Option Plan ("the 1995 Directors' Plan"). The terms of the 1995 Plan are substantially identical to the 1990 Directors' Plan. An aggregate of 150,000 shares of common stock was reserved for issuance under the 1995 Directors' Plan. This plan expires on July 1, 1999.

During fiscal 1996, the Company allowed holders of 1,143,000 options that were to acquire an aggregate of 1,143,000 shares of the Company's common stock previously granted under the Company's Stock Option Plans at exercise prices ranging from $4.00 to $8.25 to exchange such options through the cancellation of those options and the reissuance of new options with similar terms but at an exercise price of $3.875, the fair market value of a share of the Company's common stock on the date of exchange. The vesting schedules with respect to 611,000 of such options remain unchanged. Vesting schedules for the balance of the options, which were performance related, commenced on the effective date of the exchange.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

The following table summarizes the option activity under the Company's various stock option plans for the respective periods.

                                           Number of                   Option Price
                                            Shares                       per Share
                                         --------------------------------------------
Outstanding at June 30, 1993               907,006                    $ .35 - $ 11.44

    1994 Activity:
          Options granted                  656,020                     1.94 -    6.06
          Options exercised               (137,392)                     .80 -    2.25
          Options terminated              (120,802)                     .80 -   11.44
                                         --------------------------------------------
Outstanding at June 30, 1994             1,304,832                    $ .35 - $ 11.44
                                         --------------------------------------------

    1995 Activity:
          Options granted                  523,700                     3.25 -    5.13
          Options exercised               (222,561)                     .35 -    3.13
          Options terminated              ( 40,020)                    2.06 -    5.44
                                         --------------------------------------------
Outstanding at June 30, 1995             1,565,951                    $ .80 - $ 11.44
                                         --------------------------------------------

    1996 Activity:
          Options granted                2,428,008                     3.13 -    8.25
          Options exercised               (341,337)                     .80 -    4.69
          Options terminated            (2,058,887)                    2.06 -   11.44
                                        ---------------------------------------------
Outstanding at June 30, 1996             1,593,735                      .80 -   11.44
                                        ---------------------------------------------
Exercisable at June 30, 1996               811,450                    $ .80 - $ 11.44
                                        ---------------------------------------------

C.  EMPLOYEE STOCK PURCHASE PLANS

In March 1995, the shareholders approved an amendment to the 1993 Employee Stock Purchase Plan ("the 1993 Plan") to encompass fiscal years 1996 and 1997, as well as fiscal years 1994 and 1995, and to increase to 750,000 shares of common stock the number of shares available for issuance. Under the terms of the 1993 Plan, eligible employees were able to purchase shares of the Company's common stock at 85% of market price, as defined by the 1993 Plan. The term of the 1993 Plan is four years, divided into eight separate semi-annual offerings commencing on July 1, 1993, and ending on June 30, 1997. The offerings through June 30, 1996 were as follows:

                         Offering                            Shares
                         Period                              Issued
               ----------------------------------------------------
               July 1, 1993 - December 31, 1993              26,957
               January 1, 1994 - June 30, 1994               18,621
               July 1, 1994 - December 31, 1994              24,346
               January 1, 1995 - June 30, 1995               25,969
               July 1, 1995 - December 31, 1995              47,022
               January 1, 1996 - June 30, 1996               44,354

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

NOTE 8  - COMMITMENTS AND CONTINGENCIES
- ------

A.  LEASE COMMITMENTS

The Company leases equipment and office space for its headquarters and sales offices under various operating arrangements that expire at various dates through 2000. In addition, the Company leases certain equipment, office furniture and software licenses under capital leases that mature at various dates through 1997. At June 30, 1996, minimum payments due under all operating and capital lease arrangements are as follows:

                                                                (in thousands)
                                                       Operating              Capital
                                                         Lease                 Lease
Fiscal Year                                           Commitments           Commitments
                                                      ---------------------------------
     1997                                               $2,220               $  69
     1998                                                1,518                   -
     1999                                                  877                   -
     2000                                                  845                   -
                                                      ---------------------------------
Total minimum lease payments                            $5,460               $  69
                                                      ---------------------------------
Less--Amount representing interest on
           capital lease                                    -                   13
                                                      ---------------------------------
Present value of minimum lease payments                 $   -                $  56
                                                      ---------------------------------

Approximately $2,613,000, $2,098,000 and $2,272,000 were charged to rent expense in fiscal 1996, 1995 and 1994, respectively, under operating lease agreements. Accumulated amortization on equipment under capital lease amounted to $2,338,000 and $2,460,000 at June 30, 1996 and 1995, respectively.

B.  LEGAL PROCEEDINGS

In the normal course of business, the Company is, from time to time, subject to various claims and legal proceedings. The Company believes that the ultimate outcome of pending matters will not have a material effect on its financial condition.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries


NOTE 9 - SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES
- ------

The Company had one customer that represented 13% of revenues for the year ended June 30, 1995. For the fiscal years ended June 30, 1996 and 1994, there were no sales to any customer representing greater than 10% of revenue.

The following summarizes domestic and export sales for the years ended June 30:

                                                     (in thousands)
                                              1996         1995         1994
                                            ----------------------------------
Domestic                                    $ 78,059     $ 80,594     $ 72,521
Foreign                                       12,144       10,592        4,010
Export--
     Europe                                    3,799        5,505        5,518
     Asia                                      1,674        3,162        4,745
     Australia                                     - (1)        - (1)    1,331
     All other                                 6,546        4,186        3,701
                                            ----------------------------------
                                            $102,222     $104,039     $ 91,826
                                            ----------------------------------

Percent:
Domestic                                         76%         78%           79%
Foreign                                          12          10             4
Export--
     Europe                                       4           5             6
     Asia                                         2           3             5
     Australia                                    -           -             2
     All other                                    6           4             4
                                            ----------------------------------
                                                100%        100%          100%
                                            ----------------------------------

   (1)  (see Note 10)

NOTE 10 - ACQUISITION OF JOINT VENTURE
- -------

During November 1991, the Company entered into a joint venture, Sequoia Systems Pty. Ltd., with Tricom Group Pty. Ltd. ("Tricom"). The joint venture (owned 15% by Sequoia), through Tricom, had the right to distribute the Company's products in Australia and New Zealand.

On July 1, 1994, the Company reached agreement and purchased selected assets and the ongoing business operations of Sequoia Systems (Australia) Pty. Ltd., its joint venture with Tricom, for cash totaling $1,100,000. The Company has also incorporated certain Australian legal entities to operate the business in the same geographical market area. Tricom also agreed to specific noncompete arrangements in selected markets with the Company and/or its subsidiary(s) and further, that the joint venture would be liquidated, as defined in the agreement.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries

NOTE 11 - SUBSEQUENT EVENT
- -------

On September 10, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to two million shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ended June 30, 1997. The Company intends to utilize its cash balances to make any repurchases pursuant to this announcement. As of September 18, 1996, no shares had been repurchased.

                                                                     SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS        SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                     Additions
                                             ------------------------
                                   Balance at  Charged to  Charged to                Balance at
                                   Beginning   Costs and     Other                     End of
Description                        of Period    Expenses    Accounts    Deductions     Period
- ------------------------------------------------------------------------------------------------
June 30, 1994:
- ---------------------------------
Allowance for Doubtful Accounts    $2,246,000  $  116,000   $ 300,000   $  963,000    $1,699,000
Inventory Reserve                   4,706,000     548,000     579,000    2,692,000     3,141,000


June 30, 1995:
- ---------------------------------
Allowance for Doubtful Accounts     1,699,000     226,000    (175,000)     462,000     1,288,000
Inventory Reserve                   3,141,000     573,000           0    1,789,000     1,925,000


June 30, 1996:
- ---------------------------------
Allowance for Doubtful Accounts     1,288,000     105,000     (93,000)     282,000     1,018,000
Inventory Reserve                   1,925,000   5,352,000           0    2,469,000     4,808,000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Sequoia Systems, Inc.:

Our report on the consolidated financial statements of Sequoia Systems, Inc. and subsidiaries is included on page F-1 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended June 30, 1996 listed in the index of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts                                  COOPERS & LYBRAND L.L.P.
JULY 22, 1996

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

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

 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Amendment No. 2 to the Annual Report on Form 10-K filed on February 21, 1995).

 3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company.**

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

 10.2     Amendment to the Option Plans (incorporated by reference to Exhibit
          10.42 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).+

 10.3     Amendment to the Option Plans adopted December 13, 1994.**+

 10.4 1990 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).

 10.5     1993 Employee Stock Purchase Plan.**+

 10.6 Amendment to the 1993 Employee Stock Purchase Plan, adopted December 13, 1994.**+

 10.7     1995 Outside Directors' Stock Option Plan.**

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

 10.13 Purchase of Business Agreement dated June 17, 1994 by and among the Company, SEQ (Aust.) Pty. Ltd., Sequoia Systems (Australia) Pty. Ltd., Tricom Group Pty. Ltd., Samuel Seabury and William A. Cruthers.

 10.14    Credit Agreement dated March 31, 1995 by and between State
          Street Bank and Trust Company, Texas Commerce Bank, National Association and the Company (incorporated by reference to Exhibit
          10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 (File No. 0-18238)).

 10.15 Second Amendment to Credit Agreement dated August 1, 1996 between Texas Commerce Bank National Association and the Company.*

 10.16 Asset Sale Agreement by and between Intel Corporation and Texas Microsystems, Inc. dated November 30, 1994.**

 10.17    Consent and Undertakings of the Company filed February 24, 1995 in Securities and Exchange Commission v. Sequoia Systems, Inc. et al.,
             ------------------------------------------------------------------
          U.S. District Court , District of Columbia (incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed on September 26, 1995).

 10.18 Lease by and between Chevron U.S.A. Inc. and Texas Microsystems, Inc. dated December 11, 1992, as amended.**

 10.19 Letter of Employment between the Company and J. Michael Stewart dated March 31, 1995.**+

 10.20 Separation Agreement dated January 30, 1996 between the Company and Cornelius P. McMullan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File no. 0-18238)).

 10.21 Separation Agreement dated March 12, 1996 between the Company and Richard Goldman.*

 10.22    1996 Long-Term Incentive Plan, adopted March 12, 1996.*

 10.23 Strategic Partner Agreement with James Anthony Computing, Ltd., dated July 1, 1996, as amended.*

 21       Subsidiaries of the Company.*

 23.1     Consent of Coopers & Lybrand L.L.P.*

 23.2     Consent of Arthur Andersen LLP*

 27       Financial Data Schedule*

      *   Filed herewith

      ** Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed September 26, 1995 (File no. 0-18238).

      + Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K