Form 10-K405/A
period 1996-06-30
SEQUOIA SYSTEMS INC
filed 1996-10-28
CIK 724621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K405/A

    Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1996
                                              -------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on September 29, 1996, was $34,704,600.

     The number of shares outstanding of the Registrant's common stock, $.40 par value per share, as of September 29, 1996 was 15,438,960.

                                    PART III

ITEM 10  -  Directors and Executive Officers of the Registrant
-------

Directors
---------

Sequoia System, Inc. ("Sequoia" or the "Company") has a classified Board of Directors consisting of two Class I Directors, three Class II Directors and two Class III Directors. Pursuant to Sequoia's bylaws, directors are elected for terms ending on the date of the third annual meeting following the annual meeting at which any given director is elected. Class III Directors J. Michael Stewart and Frank B. Ryan must stand for re-election at the next Annual Meeting of Stockholders. There are no family relationships between or among any officers or directors of Sequoia.

The following table sets forth the name, age, length of service as a director of each member of the Board of Directors, including the Nominees, information given by each concerning all positions he has held with the Company, his principal occupation and business experience for the past five years and the names of other publicly held companies of which he serves as a director.

Class III Directors
-------------------

J. Michael Stewart

   Mr. Stewart, age 49, has been a director of the Company since 1995. He is President and Chief Executive Officer of the Company and Texas Microsystems, Inc., its wholly-owned subsidiary.

Frank B. Ryan

   Dr. Ryan, age 60, was elected a director of the Company on March 12, 1996. He is a Professor of Applied Mathematics at Rice University and a director of America West Airlines and Danielson Holding Corporation.

Class I Directors
------------------

Dean C. Campbell

   Mr. Campbell, age 46, has been a director of the Company since 1989. He is General Partner of Campbell Venture Management, L.P. Mr. Campbell is also a director of Telco Systems Corp. and R. F. Monolithics, Inc.

John F. Smith

   Mr. Smith, age 61, has been a director of the Company since 1993. He is President and a director of PerSeptive BioSystems, Inc. and was previously President of Mycos International, Inc. Prior to that, Mr. Smith was Senior Vice President and Chief Operating Officer of Digital Equipment Corporation. He is also a director of Instron Corporation, Ansys. Inc., and Hadco Corporation.

Class II Directors
------------------

Francis J. Hughes, Jr.

   Mr. Hughes, age 46, has been a director of the Company since 1987. He is President of American Research & Development Corporation, a venture capital firm. Mr. Hughes is also a director of Ceramics Process Systems Corporation and R. F. Monolithics, Inc.

A. Theodore Engkvist

   Mr. Engkvist, age 61, has been a director of the Company since 1994. He is President of ENJO Consulting, a management consulting company. Mr. Engkvist is also a director of Cycare Systems, Inc.

Dennis M. Malloy
   Mr. Malloy, age 49, has been a director of the Company since 1995. He is President of Malloy's Cash Register Company and Pinemont Bank.

Executive Officers
------------------

Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Stockholders and hold office until the next annual meeting unless they sooner resign or are removed from office.

The following table lists the name, age and position of the current executive officers of the Company.

   Name                  Age                Position
--------------------------------------------------------------------------------

J. Michael Stewart        49    President and Chief Executive Officer

William C. Gould          58    Executive Vice President

John C. Leonardo, Jr.     57    Executive Vice President; Chief Operating
                                Officer, Texas Microsystems, Inc.

Jack J. Stiffler          62    Executive Vice President, Chief
                                Technical Officer and General
                                 Manager, Technology Business Unit

Ronald Groen              34    Vice President, PC Products, Worldwide,
                                Texas Microsystems, Inc.

James E. McDermott        47    Vice President, Operations, Texas
                                Microsystems, Inc.

Jeremy F. Swett           53    Vice President, General Counsel
                                and Secretary

Mr. Stewart is a co-founder of Texas Microsystems, Inc. and served as its President and Chief Operating Officer for many years. He was elected President and Chief Executive Officer of the Company on January 31, 1996.

Mr. Gould joined Sequoia in July 1991 as Vice President of Software Engineering and served as Vice President, Customer Service from April 1993 to July 1995 when he assumed his current position. Prior to joining Sequoia, Mr. Gould was Vice President, Software Engineering at Apollo Computer, Inc. from 1988 to 1991. He is party to an agreement with the Company that provides for certain salary continuation and severance benefits in the event of termination of employment under specified circumstances.

Mr. Leonardo assumed his current position effective May 1, 1996; he had been Senior Vice President, Marketing and Sales of Texas Microsystems, Inc. since 1990. He is party to an agreement with the Company that provides for a specified salary and bonus formula and certain benefits in the case of involuntary termination of employment or change of control.

Dr. Stiffler, a co-founder of Sequoia, has served as Chief Technical Officer since Sequoia's formation in 1981 and has served as Executive Vice President since October 1987 and General Manager, Technology Business Unit since July 1993. Dr. Stiffler is an inventor under ten patents for error-control coding and computer technology. He is party to an agreement with the Company that provides for certain salary continuation and severance benefits in the event of termination of employment under specified circumstances.

Mr. Groen was appointed to his current position on July 1, 1996. Prior to that time, he was Managing Director of Texas Microsystems' international sales operations since 1992, before which he held several financial management positions with other companies in the computer industry.

Mr. McDermott has held his present position since 1993 and was previously Operations Manager of Diversified Technology, Inc. since 1989.

Mr. Swett joined Sequoia as General Counsel in June 1994 and was elected Vice President, General Counsel and Secretary in December 1994. Prior to joining Sequoia, Mr. Swett was Associate General Counsel of Wyman-Gordon Company from 1992 to 1994 and Corporate Counsel prior to 1992. He is party to an agreement with the Company that provides for certain salary continuation and severance benefits in the event of termination of employment under specified circumstances.

ITEM 11  -  Executive Compensation
-------

Directors' Compensation
-----------------------

Sequoia's non-employee directors are paid a fee of $1,750 for each meeting attended (up to a maximum of six meetings per year) and are reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.
Directors who are officers or employees of Sequoia do not receive any additional compensation for their services as directors. Each non-employee director also received an option to purchase 2,500 shares of Sequoia Common Stock on July 1, 1995 at an exercise price of $4.25 per share under Sequoia's 1990 Outside Directors' Stock Option Plan (the "1990 Directors' Plan"). The 1990 Directors' Plan has since expired and was replaced by the 1995 Outside Directors' Stock Option Plan which is substantially identical.

Under a consulting agreement with the Company, Francis J. Hughes, Jr., Chairman of the Board, is eligible to receive $1,000 per day for consulting services (up to a maximum of $7,500 per month). Mr. Hughes did not provide any consulting services or receive any payments under this agreement during fiscal 1996. Under a consulting agreement with the Company, John F. Smith, a director of the Company, is eligible to receive $2,500 per day for consulting services. Mr. Smith did not provide any consulting services or receive any payments under this agreement during fiscal 1996.

Named Executive Officers' Compensation
--------------------------------------

The following table sets forth all cash and non-cash compensation for each of the last three fiscal years awarded to or earned by J. Michael Stewart and Cornelius P. McMullan, each of whom served as President and Chief Executive Officer for a portion of fiscal 1996, Richard B. Goldman, who resigned from the Company prior to the end of the fiscal year, and the four other most highly compensated executive officers of Sequoia whose cash compensation exceeded $100,000 during the fiscal year ended June 30, 1996 (such executive officers are collectively referred to herein as the "named executive officers"):

                                                       SUMMARY COMPENSATION TABLE
                                            Annual Compensation              Long-Term Compensation
                             -------------------------------------------     --------------------------------------
                                                                                  Awards                Payouts
                                                                             ----------------------------------
                                                                  Other     Restricted  Securities
Name and                                                          Annual     Stock      Underlying        LTIP         All Other
Principal Position           Year     Salary         Bonus     Compensation  Awards     Options          Payout       Compensation
-----------------------------------------------------------------------------------------------------------------------------------

J. Michael Stewart (1)       1996     $ 211,300             0       N/A           N/A        46,000           N/A           N/A
  President and Chief        1995     $  43,269 (2)  $ 22,156       N/A           N/A        50,000           N/A           N/A
  Executive Officer          1994           N/A (2)       N/A       N/A           N/A           N/A           N/A           N/A

Cornelius P. McMullan (3)    1996     $ 238,657 (12)        0       N/A           N/A        48,000           N/A      $440,042 (4)
  President and Chief        1995     $ 216,922      $ 90,828       N/A           N/A        50,000           N/A      $  3,048 (5)
  Executive Officer          1994     $ 206,511      $ 84,000       N/A           N/A       120,000           N/A      $  2,690 (6)

Richard B. Goldman (7)       1996     $ 210,057 (12) $      0       N/A           N/A        24,000           N/A      $  4,716 (6)
  Executive Vice President   1995     $ 190,438      $ 51,156       N/A           N/A        15,000           N/A      $  1,343 (6)
  and Chief Financial        1994     $ 177,384      $ 93,875       N/A           N/A        20,000           N/A      $  2,391 (6)
  Officer

Jack J. Stiffler             1996     $ 191,841             0       N/A           N/A        23,000           N/A      $ 74,349 (8)
  Executive Vice President,  1995     $ 183,749      $ 42,715       N/A           N/A             0           N/A      $  5,167 (6)
  General Manager,           1994     $ 177,384      $ 78,750       N/A           N/A        25,000           N/A      $  1,043 (6)
  Technology Business Unit
  and Chief Technical
  Officer

John C. Leonardo, Jr. (9)    1996     $ 186,656      $ 59,278       N/A           N/A        84,000           N/A      $      0
  Executive Vice President,  1995     $ 177,192      $181,685       N/A                      25,000           N/A      $109,767 (11)
  Chief Operating Officer,   1994     $ 170,000      $  4,820       N/A                           0           N/A      $      0
  Texas Microsystems, Inc.

James A. Reinhold (10)       1996     $ 155,452             0       N/A           N/A        30,000           N/A      $      0
  Senior Vice President,     1995     $ 196,909      $ 99,122       N/A           N/A        25,000           N/A      $      0
  Texas Microsystems, Inc.   1994     $ 136,600      $ 16,378       N/A           N/A             0           N/A      $      0

William C. Gould             1996     $ 149,750             0       N/A           N/A        20,000           N/A      $  4,716 (6)
  Executive Vice President   1995     $ 136,892      $ 38,141       N/A           N/A        15,000           N/A      $  2,466 (6)
                             1994     $ 130,210      $ 65,000       N/A           N/A        15,000           N/A      $  1,232 (6)

(1) Mr. Stewart was elected President and Chief Executive Officer on January 30, 1996; compensation reported represents all compensation paid to him with respect to fiscal 1996, including compensation earned as Executive Vice President of the Company and President and Chief Operating Officer of Texas Microsystems, Inc. His base annual salary was increased to $300,000 effective January 30, 1996.
(2) Represents salary paid to Mr. Stewart by the Company subsequent to the Company's merger with Texas Microsystems, Inc. during the period March 31, 1995 through June 30, 1995, based on an annual salary of $187,500. Prior to such merger, Mr. Stewart was compensated in the form of a fee paid pursuant to an Operating and Management Agreement with Texas Microsystems, Inc. which terminated on the effective date of the merger.
(3)  Mr. McMullan resigned from the Company on January 30, 1996.
(4) Represents $431,583 of gains on exercise of stock options, $7,830 as the value of group term life insurance paid by the Company and $629 for tax services.
(5) Represents $2,419 as the value of group term life insurance paid by the Company and $629 for tax services.
(6)  Represents the value of group term life insurance paid by the Company.
(7)  Mr. Goldman resigned from the Company on May 17, 1996.
(8) Represents $64,500 of gains on exercise of stock options and $9,849 as the value of group term life insurance paid by the Company.
(9) Mr. Leonardo became an executive officer of the Company effective May 1, 1996.
(10) Mr. Reinhold resigned from the Company effective September 20, 1996.
(11) Represents gains on exercise of stock options.
(12) Includes certain severance payments.

Option Grants and Exercises
---------------------------

The following tables summarize (i) option grants and exercises during fiscal 1996 to or by the named executive officers and (ii) the value of the options held by such persons at the end of fiscal 1996. No Stock Appreciation Rights were granted during fiscal 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                     ---------------------------------------------------------------------
                                                                                           Potential Realizable Value
                     Number of              Percent of                                     at Assumed Annual Rate of
                     Securities           Total Options                                         Stock Price
                     Underlying             Granted to      Exercise or                       Appreciation for
                      Options                Employees       Base Price      Expiration        Option Term (3)
Name                 Granted(1)           in Fiscal Year    Per Share (2)      Date            5%               10%
------------------------------------------------------------------------------------------------------------------------------------

J. Michael Stewart       46,000                 2%            3.875            3/11/06       $126,618          $330,318

Cornelius P. McMullan    48,000                 2%            6.750            1/31/96       $ 16,200          $ 32,400

Richard B. Goldman       24,000                 1%            3.875            3/11/06       $  4,650          $  9,500

Jack J. Stiffler         23,000                 1%            3.875            3/11/06       $ 63,309          $165,159

John C. Leonardo         84,000                 3%            3.875            3/11/06       $231,215          $603,189

James A. Reinhold        30,000                 1%            3.875            3/11/06       $ 82,577          $215,425

William C. Gould         20,000                 1%            3.875            3/11/06       $ 55,051          $143,617

(1) Options generally become exercisable at the rate of 1/48th of the shares subject to the option commencing on the first day of the first month immediately following the month of grant and the first of each month thereafter.

(2) The exercise price of each option grant was equal to the fair market value of the Common Stock on the date of grant.

(3) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted and are not intended to forecast future appreciation of the price of the Company's Common Stock. The named executive officers will realize no gain upon the exercise of these options without an increase in the price of the Company's Common Stock, which increase will benefit all Company stockholders proportionately.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES
                     --------------------------------------

                                                                  Number of
                                                              Securities Underlying           Value of Unexercised
                              Shares                           Unexercised Options            In-The-Money Options
                              Acquired        Value             at Fiscal Year End             at Fiscal Year End
Name                         on Exercise     Realized (1)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                         -----------     ------------    -------------------------      -------------------------
J. Michael Stewart                  -                -            23,456 / 72,544                   $0 / $0

Cornelius P. McMullan         160,000         $431,583                       -                         -

Richard B. Goldman                  -                -                 87,586 / 0                $41,518 / $0

Jack J. Stiffler               10,000         $ 64,500            94,829 / 27,940              $104,909 / $3,225

John C. Leonardo                    -                -            19,353 / 89,647                   $0 / $0

James A. Reinhold                   -                -            12,603 / 42,397                   $0 / $0

William C. Gould                    -                -            46,884 / 27,816               $29,363 / $3,225

(1) On September 29, 1996 the last reported sales price of Sequoia Common Stock on the Nasdaq National Market was $2.625 per share.

ITEM 12  -  Security Ownership of Certain Beneficial Owners and Management
-------

The following table sets forth certain information as of August 29, 1996 with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table under the heading "Executive Compensation" (except Messrs. Goldman and McMullan who are no longer employed by the Company) and (iv) all directors and executive officers as a group:

 Name and Address of 5%                Number of Shares          Percentage of Common
   Beneficial Owner                Benificially Owned (1)(2)     Stock Outstanding (2)
--------------------------------   -------------------------     ---------------------

W. Wayne Patterson                          1,297,100 (3)                      8.3%
3324 Ella Lee Lane
Houston, Texas 77019

Directors and Executive Officers
--------------------------------

Dean C. Campbell                               53,004 (4)                       *
A. Theodore Engkvist                           24,500 (5)                       *
Francis J. Hughes, Jr.                        310,571 (6)                      2.0%
Dennis M. Malloy                               26,000 (7)                       *
Frank B. Ryan                                  14,500 (8)                       *
John F. Smith                                  19,500 (9)                       *
J. Michael Stewart                         1,898,116 (10)                     12.1%
William C. Gould                              50,884 (11)                       *
John C. Leonardo, Jr.                        139,353 (12)                       *
James A. Reinhold                             35,514 (13)                       *
Jack J. Stiffler                             137,781 (14)                       *

All Directors and Executive Officers
 as a group (14 persons)                   2,649,721 (15)                     17.0%

*  Less than 1%

 (1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares by the respective stockholders. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

 (2) For purposes of this table, the number of shares of Common Stock of the Company owned by each director or executive officer is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which each director or executive officer has sole or shared voting or investment power and also any shares of Common Stock with respect to which any options held by such director or executive officer are exercisable within 60 days after August 29, 1996.

 (3) Includes 997,074 shares owned directly or indirectly by Mr. Patterson and 227,320 shares belonging to Mr. Patterson's children under the Texas Uniform Gift to Minors Act, as to which he disclaims beneficial ownership.

 (4) Comprised of 25,504 shares owned by Mr. Campbell and 27,700 shares issuable pursuant to stock options which are exercisable by Mr. Campbell within 60 days after August 29, 1996

 (5) Comprised of 5,000 shares owned by Mr. Engkvist and 19,500 shares issuable pursuant to stock options which are exercisable by Mr. Engkvist within 60 days after August 29, 1996.

(6) Includes (i) 178,571 shares owned by American Research and Development II, L.P. ("ARD") of which Mr. Hughes is a general partner (or a general partner of a general partner), and (ii) 37,500 shares issuable pursuant to stock options which are exercisable by ARD within 60 days after August 29, 1996, as to each of which Mr. Hughes disclaims beneficial ownership. Also includes 1,500 shares held by Mr. Hughes and 93,000 shares issuable pursuant to stock options which are exercisable by Mr. Hughes within 60 days after August 29, 1996.

 (7) Comprised of 9,000 shares owned by Mr. Malloy and 17,000 shares issuable pursuant to stock options which are exercisable by Mr. Malloy within 60 days after August 29, 1996.

 (8) Comprised of shares issuable pursuant to stock options which are exercisable by Dr. Ryan within 60 days after August 29, 1996.

 (9) Comprised of shares issuable pursuant to stock options which are exercisable by Mr. Smith within 60 days after August 29, 1996.

(10) Includes 954,043 shares owned by Mr. Stewart's wife and 63,574 shares owned by his children under the Texas Uniform Gift to Minors Act (as to all of which he disclaims beneficial ownership) and 23,456 shares issuable pursuant to stock options which are exercisable by Mr. Stewart within 60 days after August 29, 1996.

(11) Comprised of 3,000 shares owned by Mr. Gould and 37,715 shares issuable pursuant to stock options which are exercisable by Mr. Gould within 60 days after August 29, 1996.

(12) Comprised of 120,000 shares owned by Mr. Leonardo and 19,353 shares issuable pursuant to stock options which are exercisable by Mr. Leonardo within 60 days after August 29, 1996.

(13) Comprised of 23,911 shares owned by Mr. Reinhold and 12,603 shares issuable pursuant to stock options which are exercisable by Mr. Reinhold within 60 days after August 29, 1996.

(14) Comprised of 42,562 shares owned by Dr. Stiffler, 390 shares owned by Dr. Stiffler's wife (as to which Dr. Stiffler disclaims beneficial ownership) and 94,829 shares issuable pursuant to stock options which are exercisable by Dr. Stiffler within 60 days after August 29, 1996.

(15) Includes an aggregate of 452,623 shares which all executive officers and directors have the right to acquire under outstanding stock options exercisable within 60 days after August 29, 1996. Also includes those shares listed above the beneficial ownership of which is disclaimed.

ITEM 13  -  Certain Relationships and Related Transactions
-------

None.

                                    PART IV

ITEM 14  -  Exhibits, Financial Statement Schedules and Reports
-------

a. Exhibits

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

2.4 Purchase Agreement dated October 3, 1996 between General Automation, Inc. and Sequoia Systems, Inc. (incorporated by reference from Exhibit
          2.4 to the Company's Current Report Form 8-K (File No. 0-18238), filed on October 25, 1996).

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

10.21 Separation Agreement dated March 12, 1996 between the Company and Richard Goldman (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-18238)).

10.22 1996 Long-Term Incentive Plan, adopted March 12, 1996 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-18238)).

10.23 Strategic Partner Agreement with James Anthony Computing, Ltd., dated July 1, 1996, as amended (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-18238)).

10.24 Stock Purchase Warrant with General Automation, Inc., dated October 11, 1996 (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K (File No. 0-18238), filed on October 25,
          1996).

10.25 Registration Rights Agreement between General Automation, Inc., dated October 11, 1996 (incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K (File No. 0-18238), filed on October 25, 1996).

     ** Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed September 26, 1995 (File No. 0-18238).

     + Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K

     b.   Financial Statement Schedule
          The Financial Statement Schedules are listed on page 27 of the Annual Report on Form 10-K as originally filed.

     c.   Reports
          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SEQUOIA SYSTEMS, INC.


Dated:  October 25, 1995                            By:/s/ J. Michael Stewart
                                                       ----------------------
                                                       President and Chief
                                                       Executive Officer