Form 10-Q
period 1996-09-29
SEQUOIA SYSTEMS INC
filed 1996-11-12
CIK 724621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 29, 1996
                                              ------------------


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

     YES  X                                       NO
        -----                                        -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at October 31, 1996
              -----                            -------------------------------
     Common Stock, $.40 par value                       15,360,629


PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                                            (in thousands)

ASSETS                                                           September 29,   June 30,
                                                                      1996        1996
                                                                  (unaudited)
                                                                 -----------------------------
Current Assets:
 Cash and cash equivalents                                             $13,700     $12,287
 Accounts receivable, net of allowance for doubtful accounts
  of $1,032 at September 29, 1996 and $1,018 at June 30, 1996           10,629      13,371
 Inventories                                                            12,558      13,491
 Other current assets                                                    1,799       1,923
                                                                 -----------------------------
   Total current assets                                                 38,686      41,072
                                                                 -----------------------------
Equipment and Improvements, at cost:
 Computer equipment                                                     12,482      12,473
 Machinery and equipment                                                 5,343       5,293
 Equipment under capital lease                                           2,338       2,337
 Furniture and fixtures                                                  1,537       1,504
 Leasehold improvements                                                  1,699       1,683
                                                                 -----------------------------
                                                                        23,399      23,290
 Less - Accumulated depreciation and amortization                       19,175      18,603
                                                                 -----------------------------
                                                                         4,224       4,687
                                                                 -----------------------------
Other Assets                                                             1,003         592
                                                                 -----------------------------
Total Assets                                                           $43,913     $46,351
                                                                 =============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                      $ 4,705     $ 4,743
 Accrued expenses                                                        8,171       9,203
 Deferred revenue                                                          669         558
 Current portion of capital lease obligations                               23          56
                                                                 -----------------------------
   Total current liabilities                                            13,568      14,560
                                                                 -----------------------------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.40 par value:
  Authorized--12,500 shares at September 29, 1996 and June 30, 1996
  Issued--none                                                               -           -
 Common stock, $.40 par value:
  Authorized--35,000 shares at September 29, 1996 and June 30, 1996
  Issued--15,643 shares at September 29, 1996, and 15,579 shares
  at June 30, 1996                                                       6,257       6,232
 Additional paid-in capital                                             80,314      80,207
 Accumulated deficit                                                   (55,935)    (54,805)
 Treasury stock, at cost, 204 shares at September 29, 1996                (458)          0
 Cumulative translation adjustment                                         167         157
                                                                 -----------------------------
   Total stockholders' equity                                           30,345      31,791
                                                                 -----------------------------
Total Liabilities and Stockholders' Equity                            $ 43,913    $ 46,351
                                                                 =============================


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS                             SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

                                                                           For the three months ended,
                                                                    September 29, 1996       October 1, 1995
                                                                    ------------------       ---------------
                                                                     (in thousands, except per share data)
Revenues
       Product                                                          $ 15,107                    $23,885
       Service and Other                                                   3,542                      3,600
                                                                    ------------------       ---------------
             Total revenues                                               18,649                     27,485

Cost of Revenues
       Product                                                            10,253                     14,231
       Service and Other                                                   1,648                      1,885
                                                                    ------------------       ---------------
             Total cost of revenues                                       11,901                     16,116

             Gross profit                                                  6,748                     11,369

Research and Development Expenses                                          3,076                      3,118
Selling, General and Administrative Expenses                               4,882                      6,576
                                                                    ------------------       ---------------
             Total operating expenses                                      7,958                      9,694

             Income (loss) from operations                                (1,210)                     1,675

Interest Income                                                               95                        191
Other Income, net                                                             11                          8
                                                                    ------------------       ---------------
             Income (loss) before provision for income taxes              (1,104)                     1,874

Provision for Income Taxes                                                    26                        134
                                                                    ------------------       ---------------

             Net income (loss)                                           ($1,130)                   $ 1,740
                                                                    ==================       ===============


Net Income (Loss) Per Common and Common Share Equivalent                  ($0.07)                     $0.11
                                                                    ==================       ===============
Weighted Average Number of Common and Common Share
       Equivalents Outstanding                                            15,597                     16,121
                                                                    ==================       ===============


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                           SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
                                                                       For the three months ended,
                                                                   September 29,          October 1,
                                                                       1996                  1995
                                                                --------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                ($1,130)                    $ 1,740
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
         Depreciation                                                591                         573
         Amortization                                                 88                         161
         Provision for inventories                                   589                         431
         Provision for bad debts                                       -                         (12)
         Changes in assets and liabilities:
                  Accounts receivable                              2,742                      (3,365)
                  Inventories                                        339                        (805)
                  Income taxes                                         -                         114
                  Other current assets                               122                        (182)
                  Accounts payable                                   (36)                        681
                  Accrued expenses                                (1,031)                     (1,048)
                  Deferred revenue                                   111                         351
                                                                --------------------------------------
Net cash provided by (used in) operating activities                2,385                      (1,361)
                                                                --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment and improvements                     (127)                       (724)
         Increase in other assets                                   (499)                       (151)
                                                                --------------------------------------
Net cash used in investing activities                               (626)                       (875)
                                                                --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of obligations under capital leases               (33)                        (30)
         Proceeds from issuance of common stock                      132                         335
         Purchase of treasury stock                                 (458)                          -
                                                                --------------------------------------
Net cash provided by (used in) financing activities                 (359)                        305
                                                                --------------------------------------
Effect of exchange rates on cash                                      13                         102
                                                                --------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,413                      (1,829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    12,287                      15,317
                                                                --------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 13,700                     $13,488
                                                                ======================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:
                  Interest                                            $2                         $7
                  Income taxes paid (refunds received)              (101)                        20


The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
                (unaudited)



NOTE 1   -  BASIS OF PRESENTATION
------

The financial statements included herein have been prepared by Sequoia Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 25, 1996, as amended by Amendment No. 1 on Form 10-K/A, filed with the Commission on October 28, 1996.

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three months ended September 29, 1996 are not necessarily indicative of results to be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE 2  -  OTHER CHARGES
------

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 in fiscal 1996 related to severance costs and other asset write-downs. These other charges included: $2,401,000 of severance and related costs, $284,000 to write off other current and long term assets which were no longer to be used and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised approximately 10%, or 43 personnel, and were across all functions. Payments of approximately $358,000 and $1,195,000 were made in connection with these charges during the three months ended September 29, 1996 and the year ended June 30, 1996, respectively. Remaining liabilities of $1,031,000 at September 29, 1996 predominantly consisted of severance and related costs which are expected to be paid out by June 30, 1997.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
                (unaudited)


NOTE 3 - INVENTORIES
------

Inventories including materials, labor and manufacturing overhead consisted of the following:

                       (in thousands)
                   September 29,  June 30,
                       1996         1996
                   -------------  --------
Raw materials            $ 7,537   $ 9,884
Work-in-process            3,168     2,057
Finished goods             1,853     1,550
                         -------   -------
                         $12,558   $13,491
                         -------   -------

NOTE 4 - NET INCOME (LOSS) PER SHARE
------

Primary and fully diluted earnings per share are not separately stated as they are substantially the same. Net income (loss) per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.


NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
------

Effective July 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations as it is consistent with existing Company policy.


NOTE 6 - COMMON STOCK
------

On September 10, 1996, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. During the period ended September 29, 1996, the Company repurchased 203,600 shares of its common stock at $2.25 per share for an aggregate purchase price of approximately $458,000.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
                (unaudited)



NOTE 7 - SUBSEQUENT EVENTS
------

DISPOSITION OF ASSETS

On October 3, 1996, the Company announced that it had entered into an agreement for the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit, which markets the Sequoia brand, to General Automation, Inc. for approximately $11,000,000 in General Automation, Inc. common stock, warrants and deferred payments. Sequoia Enterprise Systems markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. The transaction closed on October 11, 1996.

LINE OF CREDIT

The Company maintained a line of credit with Texas Commerce Bank, National Association (TCB), which expired on October 31, 1996. No balance was outstanding under this line of credit at September 29, 1996. The Company has commenced negotiating a new $5,000,000 line-of-credit facility with TCB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a provider of specialized microcomputers targeted at specific vertical markets. Under the Texas Micro brand, the Company provides Intel based highly reliable microcomputer systems and single board computers ("SBCs") for the industrial and communications markets and highly reliable SPARC based NEBS compliant products specifically designed for the Central Office telecommunications market. In addition, under the Sequoia brand, the Company markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. The Company operates in one segment, computer systems, and is a leading supplier of highly reliable and business critical microcomputers addressing market requirements for greater system availability from the desktop to the mainframe.

On October 3, 1996, the Company announced that it had entered into an agreement for the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit, which markets the Sequoia brand, to General Automation, Inc. for approximately $11,000,000 in General Automation, Inc. common stock, warrants and deferred payments. Sequoia Enterprise Systems markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. The transaction closed on October 11, 1996.



RESULTS OF OPERATIONS

REVENUES
--------

The Company's revenues for the first quarter of fiscal 1997, which ended September 29, 1996, of $18,649,000 decreased 32% from $27,485,000 for the first quarter of fiscal 1996. Product revenues contributed primarily to the decline, while service and other revenues were relatively unchanged.

Product revenues for the first quarter of fiscal 1997 of $15,107,000 declined 37% from the first quarter of fiscal 1996 revenues of $23,885,000. Revenues for highly reliable products for the industrial market decreased 12%, to $12,687,000 for the first quarter of 1997 compared with $14,461,000 for first quarter of 1996. During the first quarter of 1997, units shipped of highly reliable products decreased 4% and the average unit selling price declined 8% as compared
with the first quarter of 1996.   Revenues for the first quarter of 1997 for
Motorola based, business critical products decreased 75% and revenues for NEBS compliant products decreased 74% as compared to the first quarter of 1996. The decline in sales of Motorola based products was attributable to a continued decline in overall market demand. The decline in sales of NEBS compliant products resulted from a sharp reduction in sales to two customers to whom the Company had made significant sales during the first quarter of fiscal 1996. Although there can be no assurance that the Company will meet its expectations, the Company expects fiscal 1997 sales of highly reliable products for the industrial market to exceed fiscal 1996 levels and expects NEBS compliant based products to continue to be below fiscal 1996 levels.

Sales outside the United States for the first quarter of fiscal 1997 increased to $6,547,000 or 35% of total revenues, from $6,070,000, or 22% of total revenues for the first quarter of fiscal 1996.


GROSS MARGIN
------------

Gross margin of 36% for the first quarter of fiscal 1997 reflected a decline of 5 percentage points from 41% in the first quarter of fiscal 1996. The decrease was primarily attributable to a decrease in product margin of 8 percentage points. This decrease in product margin was substantially caused by a shift in the mix of sales to a higher proportion of lower margin highly reliable products compared to the first quarter of 1996.

Continued fluctuations in future margin levels may result from the mix of product revenues and the respective varying margin contributions from sales of the various product lines.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $3,076,000 for the first quarter of fiscal 1997 decreased 1% from $3,118,000 for the first quarter of fiscal 1996. As a percent of revenues, research and development expenses increased to 16% for the first quarter of 1997, as compared to 11% for the first quarter of 1996. The increase as a percentage of revenue is a result of the decline in Company's revenues. Research and development spending for the first quarter of 1997 was focused on efforts to further expand product offerings for highly reliable products for the industrial markets. In addition, the Company continued its research and development activities on a new line of low cost Intel based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased 26% to $4,882,000, or 26% of revenues, for the first quarter of fiscal 1997 from $6,576,000, or 24% of revenues, for the first quarter of fiscal 1996. The significant decline in spending was a result of the actions taken in fiscal 1996 to refine the business strategy, including reducing the workforce and relocating the corporate office to Houston.


OPERATING INCOME (LOSS)
-----------------------

The Company reported a loss from operations of $1,210,000 for the first quarter of fiscal 1997, compared to income from operations of $1,675,000 for the first quarter of fiscal 1996. The decrease in operating income resulted from the significant decline in revenues as well as the decrease in gross margin.

OTHER INCOME
------------

The Company generated other income of $106,000, primarily interest income, during the first quarter of fiscal 1997, as compared to $199,000 for the first quarter of fiscal 1996. The decrease in other income resulted primarily from a decrease in cash and cash equivalents and a decline in interest rates.

INCOME TAXES
------------

The Company recorded provisions for income taxes of $26,000 for the first quarter of fiscal 1997 compared to $134,000 for the first quarter of fiscal 1996. The 1997 and 1996 first quarter provisions are primarily for state income taxes. The decrease from the comparable prior year period resulted from losses incurred during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 1996, the Company had cash and cash equivalents of $13,700,000 and working capital of $25,118,000. This compared to cash and cash equivalents of $12,287,000 and working capital of $26,512,000 at June 30, 1996.

The increase in cash was primarily a result of $2,385,000 net cash generated from operations during the quarter. Cash provided from operations was favorably impacted by the significant decrease in accounts receivable.

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. Payments of approximately $358,000 were made in connection with these charges during the first quarter of 1997. Remaining liabilities of $1,031,000 at September 29, 1996 predominantly consisted of severance and related costs which are expected to be paid out by June 30, 1997.

On September 10, 1996, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. During the first quarter of 1997, the Company repurchased approximately 203,600 shares of its common stock at $2.25 per share for an aggregate purchase price of approximately $458,000.

The Company's capital expenditures during the first quarter of fiscal 1997 were held to a minimum in response to the Company's current operating results. However, capital expenditures, primarily for manufacturing equipment, are expected to increase in the second quarter.

The Company maintained a line of credit with Texas Commerce Bank, National Association (TCB), which expired on October 31, 1996. No balance was outstanding under this line of credit at September 29, 1996. The Company has commenced negotiating a new $5,000,000 line-of-credit facility with TCB.

The Company believes that its present cash flow and cash balances are adequate for its operating needs, capital expenditures and stock repurchases through fiscal 1997 as well as the expected cash requirement to settle its remaining severance and related obligations, resulting from the other charges recorded in fiscal 1996, of approximately $1,031,000.

Effective July 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations as it is consistent with existing Company policy.

Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has adopted only the disclosure requirements
of SFAS No. 123.   Therefore, the adoption did not have an impact on the
Company's financial position or results of operations.

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

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time:

  The markets for NEBS compliant products and highly reliable products for the industrial market are characterized by rapidly changing technology and user needs, requiring significant investment for product development. The Company believes that a large part of its ability to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products, which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful.

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

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K.


         a)  Exhibits

             27  Financial Data Schedule

         b)  Reports on Form 8-K

             On October 25, 1996, the Company filed with the SEC Form 8-K relating to the disposal of certain assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SEQUOIA SYSTEMS, INC.

Date:  November 11, 1996          By:/s/ J. Michael Stewart
                                     ----------------------
                                     J. Michael Stewart
                                     President and Chief Executive Officer