Form 10-Q
period 1996-12-29
SEQUOIA SYSTEMS INC
filed 1997-02-10
CIK 724621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 29, 1996
                                               -----------------


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

             YES  X                                  NO
                -----                                   -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at January 31, 1997
           -----                           -------------------------------
Common Stock, $.40 par value                         14,367,986

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS              SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES

                                                             (in thousands)

ASSETS                                             December 29,      June 30,
                                                       1996           1996
                                                   (unaudited)
                                                   --------------------------
Current Assets:
  Cash and cash equivalents                         $11,759          $12,287
  Accounts receivable, net of allowance
   for doubtful accounts of $1,027 at
   December 29, 1996 and $1,018 at
   June 30, 1996                                      8,498           13,371
  Inventories                                         8,654           13,491
  Other current assets                                3,925            1,923
                                                    ------------------------
      Total current assets                           32,836           41,072
                                                    ------------------------
Equipment and Improvements, at cost:
  Computer equipment                                  3,232           12,473
  Machinery and equipment                             3,678            5,293
  Equipment under capital lease                          --            2,337
  Furniture and fixtures                                976            1,504
  Leasehold improvements                                968            1,683
                                                    ------------------------
                                                      8,854           23,290
  Less--Accumulated depreciation and amortization     5,495           18,603
                                                    ------------------------
                                                      3,359            4,687
                                                    ------------------------
Other Assets                                            229              592
                                                    ------------------------
Total Assets                                        $36,424          $46,351
                                                    ========================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $ 3,997          $ 4,743
  Accrued expenses                                    5,145            9,203
  Deferred revenue                                       --              558
  Current portion of capital lease obligations           --               56
                                                    ------------------------
      Total current liabilities                       9,142           14,560
                                                    ------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.40 par value:
    Authorized--12,500 shares at
     December 29, 1996 and June 30, 1996
     Issued--none                                        --               --
  Common stock, $.40 par value:
    Authorized--35,000 shares at
     December 29, 1996 and June 30, 1996
     Issued--15,643 shares at December 29, 1996,
     and 15,579 shares at June 30, 1996               6,257            6,232
  Additional paid-in capital                         80,314           80,207
  Accumulated deficit                               (56,820)         (54,805)
  Treasury stock, at cost, 1,114 shares at
   December 29, 1996                                 (2,588)              --
  Cumulative translation adjustment                     119              157
                                                    ------------------------
      Total stockholders' equity                     27,282           31,791
                                                    ------------------------
Total Liabilities and Stockholders' Equity          $36,424          $46,351
                                                    ========================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

                                           For the three months ended,                    For the six months ended,
                                      December 29, 1996      December 31, 1995      December 29, 1996     December 31, 1995
                                      -----------------      -----------------      -----------------     -----------------
                                                             (in thousands, except per share data)
Revenues
  Product                                $14,550                 $24,382                $29,657                $48,268
  Service and Other                          390                   3,556                  3,932                  7,155
                                         -------                 -------                -------                -------
    Total revenues                        14,940                  27,938                 33,589                 55,423

Cost of Revenues
  Product                                 10,489                  14,898                 20,742                 29,130
  Service and Other                          198                   1,900                  1,846                  3,784
                                         -------                 -------                -------                -------
    Total cost of revenues                10,687                  16,798                 22,588                 32,914

    Gross profit                           4,253                  11,140                 11,001                 22,509

Research and Development Expenses          1,693                   3,270                  4,768                  6,388
Selling, General and Administrative
 Expenses                                  3,539                   6,558                  8,421                 13,134
                                         -------                 -------                -------                -------
    Total operating expenses               5,232                   9,828                 13,189                 19,522

    Income (loss) from operations           (979)                  1,312                 (2,188)                 2,987

Interest Income                              163                     211                    257                    402
Other Income (Expense)                       (24)                     10                    (13)                    18
                                         -------                 -------                -------                -------
    Income (loss) before provision
     for income taxes                       (840)                  1,533                 (1,944)                 3,407

Provision for Income Taxes                    38                     108                     64                    242
                                         -------                 -------                -------                -------
    Net income (loss)                    $  (878)                $ 1,425                $(2,008)               $ 3,165
                                         =======                 =======                =======                =======

Net Income (Loss) Per Common and
 Common Share Equivalent                 $ (0.06)                $  0.09                $ (0.13)               $  0.20
                                         =======                 =======                =======                =======

Weighted Average Number of Common and
 Common Share Equivalents Outstanding     15,135                  15,987                 15,366                 16,048
                                         =======                 =======                =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS     SEQUOIA SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

                                                 For the six months ended,
                                            December 29,           December 31,
                                                1996                   1955
                                            ------------           ------------
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $(2,008)                $ 3,165
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities--
  Depreciation                                    917                     979
  Amortization                                    131                     333
  Provision for inventories                     1,093                     761
  Provision for bad debts                          (2)                   (240)
  Provision for deferred taxes                     --                    (168)
  Changes in assets and liabilities:
    Accounts receivable                         3,295                  (4,649)
    Inventories                                   431                  (2,699)
    Income taxes                                   --                     297
    Other current assets                          246                     307
    Accounts payable                               18                   1,481
    Accrued expenses                           (1,657)                   (266)
    Deferred revenue                              510                      (2)
                                              -------------------------------
Net cash provided by (used in) operating
 activities                                     2,974                    (701)
                                              -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements         (500)                   (871)
  Increase in other assets                       (498)                   (350)
                                              -------------------------------
Net cash used in investing activities            (998)                 (1,221)
                                              -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of obligations under capital
   leases                                         (33)                    (61)
  Proceeds from issuance of common stock          152                     580
  Purchase of treasury stock                   (2,614)                     --
                                              -------------------------------
Net cash provided by (used in) financing
 activities                                    (2,495)                    519
                                              -------------------------------
Effect of exchange rates on cash                   (9)                     31
                                              -------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (528)                 (1,372)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                        12,287                  15,317
                                              -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $11,759                 $13,945
                                              ===============================
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest                                  $     2                 $    11
    Income taxes paid (refunds received)          (71)                    117

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
           (unaudited)


NOTE 1 - BASIS OF PRESENTATION
------

The financial statements included herein have been prepared by Sequoia Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 25, 1996, as amended by Amendment No. 1 on Form 10-K/A, filed with the Commission on October 28, 1996. Certain items in the fiscal 1996 periods have been reclassified to conform to the fiscal 1997 presentation.

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and six months ended December 29, 1996 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2 - DISPOSITION OF ASSETS
------

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit (SES), which markets the Sequoia brand, to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets as of December 29, 1996 and did not affect second quarter of fiscal 1997 earnings. The amount of consideration exceeding the net book value of the net assets sold and the expenses incurred related to the transaction, which approximates $5,075,000, was not recognized as a gain in the current period due to the uncertainty of realizing the deferred payments. As consideration is received

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
          (unaudited)


exceeding $5,075,000, the Company will recognize the consideration as a gain related to the disposition.


NOTE 3 - OTHER CHARGES
------

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 in the third quarter of fiscal 1996 related to severance costs and other asset write-downs. These other charges included:
$2,401,000 of severance and related costs, $284,000 to write off other current and long term assets which were no longer to be used and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised approximately 10%, or 43 personnel, and were across all functions. Payments of approximately $417,000, $775,000 and $1,195,000 were made in connection with these charges during the three and six months ended December 29, 1996 and the year ended June 30, 1996, respectively. Remaining liabilities of $614,000 at December 29, 1996 predominantly consisted of severance and related costs which are expected to be paid out by June 30, 1997.


NOTE 4 - INVENTORIES
------

Inventories including materials, labor and manufacturing overhead consisted of the following:


                                      (in thousands)
                                 December 29,     June 30,
                                    1996            1996
                                ----------------------------
Raw material                       $6,996        $ 9,884
Work-in-progress                      769          2,057
Finished goods                        889          1,550
                                ----------------------------
                                   $8,654        $13,491
                                ----------------------------


NOTE 5 - NET INCOME (LOSS) PER SHARE
------

Primary and fully diluted net income (loss) per share are not separately stated as they are substantially the same. Net income (loss) per share was based on the weighted average number of common and common share equivalents outstanding during the period, computed in accordance with the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

Notes to Consolidated Financial Statements
Sequoia Systems, Inc. and Subsidiaries
            (unaudited)


NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
------

Effective July 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations as it is consistent with existing Company policy.


NOTE 7 - COMMON STOCK
------

On September 10, 1996, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. During the six months ended December 29, 1996, the Company repurchased 1,125,000 shares of its common stock at an average price of $2.32 per share for an aggregate purchase price of approximately $2,614,000.


NOTE 8 - LINE OF CREDIT
------

The Company maintained a line of credit with Texas Commerce Bank, National Association (TCB), which expired on October 31, 1996. The Company is currently negotiating a new $5,000,000 line-of-credit facility with TCB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a provider of specialized microcomputers targeted at specific vertical markets. Under the Texas Micro brand, the Company provides highly reliable microcomputer systems and single board computers ("SBCs") for the industrial and communications markets. The Company operates in one segment, computer systems, and is a leading supplier of highly reliable microcomputers.

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit (SES), which markets the Sequoia brand, to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets as of December 29, 1996 and did not affect the second quarter of fiscal year 1997 earnings. The amount of consideration exceeding the net book value of the net assets sold and the expenses incurred related to the transaction, which approximates $5,075,000, was not recognized as a gain in the current period due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,075,000, the Company will recognize a gain related to the disposition.



RESULTS OF OPERATIONS

The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit.


                         For the three months ended,   For the six months ended
                         December 29,   December 31,   December 29, December 31,
                             1996          1995            1996        1995
                         -------------------------------------------------------
                                             (in thousands)


Consolidated Revenues      $14,940       $27,938        $33,589      $55,423
Less Disposed Operations
 of SES                        664         9,078          5,585       18,077
                         ---------      --------       --------     --------
Revenues from Ongoing
 Operations                $14,276       $18,860        $28,004      $37,346
                         =========      ========       ========     ========

Consolidated Gross Profit  $ 4,253       $11,140        $11,001      $22,509
Less Disposed Operations
 of SES                        258         4,283          2,497        8,655
                         ---------      --------       --------     --------
Gross Profit from Ongoing
 Operations                $ 3,995       $ 6,857        $ 8,504      $13,854
                         =========      ========       ========     ========

REVENUES
--------

The Company's revenues for the second quarter of fiscal 1997 of $14,940,000 decreased 47% from $27,938,000 for the second quarter of fiscal 1996. The revenue decline was due to the disposition of SES and a decrease in ongoing product revenues. Revenues from ongoing operations for the second quarter of 1997 were $14,276,000, which decreased 24% from $18,860,000 for the second quarter of 1996. During the second quarter of 1997, units shipped from ongoing operations decreased 14% and the average unit selling price declined 12% as compared with the second quarter of 1996.

The Company's revenues for the first six months of fiscal 1997 of $33,589,000 decreased 39% from $55,423,000 for the first six months of fiscal 1996. The revenue decline was due to the disposition of SES and a decrease in ongoing product revenues. Revenues from ongoing operations for the first six months of 1997 were $28,004,000, which decreased 25% from $37,346,000 for the first six months of 1996. During the first six months of 1997, units shipped from ongoing operations decreased 11% and the average unit selling price declined 16% as compared with the first six months of 1996. Sales to the top five customers represented only 19% of total revenues from ongoing operations for the first six months of fiscal 1997 compared to 29% of total revenues from ongoing operations for the year ago period.

Revenues from ongoing operations for both the three and six months ended December 29, 1996 are lower than the comparable periods a year ago due to the decrease in orders from certain significant customers. Even though sales to these significant customers are continuing and in certain instances have increased from the three months ended September 29, 1996 to the three months ended December 29, 1996, it is unlikely in the short-term that sales volumes to these customers will return to the prior year levels.

Sales from ongoing operations outside the United States for the second quarter of fiscal 1997 increased to $4,482,000 or 31% of total revenues, from $3,704,000 or 20% of total revenues for the second quarter of fiscal 1996. For the six months ended December 29, 1996, sales from ongoing operations outside the United States comprised $9,466,000, or 34% of total revenues, as compared to $7,411,000, or 20%, for the comparable period a year ago.


GROSS MARGIN
------------

Gross margin of 28% for the second quarter of fiscal 1997 reflected a decline of 12 percentage points from 40% in the second quarter of fiscal 1996. The decline in gross margin reflects the disposition of the higher profit margin revenues associated with the SES business unit as well as a decline in the gross margin of the ongoing business. Excluding the effect of SES, gross margin was 28% for the second quarter of 1997 compared to 36% in the second quarter of fiscal 1996.

Gross margin of 33% for the first six months of fiscal 1997 reflected a decline of 8 percentage points from 41% for the first six months of fiscal 1996. The decline in gross margin reflects the disposition of the higher profit margin revenues associated with the SES business unit as well as a decline in the gross margin of the ongoing business. Excluding the effect of SES, gross margin was 30% for the first six months of 1997 compared to 37% for the first six months of 1996.

This decrease in product margin over the prior year periods was substantially caused by a shift in the mix of sales to a higher proportion of lower margin highly reliable products.

Continued fluctuations in future margin levels may result from the mix of product revenues.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $1,693,000 for the second quarter of fiscal 1997 decreased 48% from $3,270,000 for the second quarter of fiscal 1996. As a percent of revenues, research and development expenses decreased to 11% for the second quarter of 1997, as compared to 12% for the second quarter of 1996.

The Company's research and development expenses of $4,768,000 for the first six months of fiscal 1997 decreased 25% from $6,388,000 for the first six months of fiscal 1996. As a percent of revenues, research and development expenses increased to 14% for the six months of 1997 from 12% for the first six months of 1996, which is a result of the reduction in revenues.

The decrease in research and development expenses from the year ago periods was primarily due to the sale of SES, as well as, the completion of certain research and development projects. Additionally, the first six months of 1996 included research and development costs incurred for the introduction of the HARDBODYtm.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased 46% to $3,539,000, or 24% of revenues, for the second quarter of fiscal 1997 from $6,558,000, or 23% of revenues, for the second quarter of fiscal 1996.

Selling, general and administrative expenses decreased 36% to $8,421,000, or 25% of revenues, for the first six months of fiscal 1997 from $13,134,000, or 24% of revenues, for the first six months of fiscal 1996.

The significant decline in spending from the prior year periods was a result of the sale of SES, the reduction in corporate expenses and the actions taken in fiscal 1996 to refine the business strategy, including reducing the workforce and relocating the corporate office to Houston.

OPERATING INCOME (LOSS)
-----------------------

The Company reported a loss from operations of $979,000 and $2,188,000 for the second quarter and first six months of fiscal 1997, compared to income from operations of $1,312,000 and $2,987,000 for the second quarter and first six months of fiscal 1996. The decrease in operating income resulted from the significant decline in revenues as well as the decrease in gross margin.


OTHER INCOME
------------

The Company generated other income, primarily interest income, of $139,000 and $244,000 during the three and six months ended December 29, 1996, as compared to $221,000 and $420,000 for the comparable periods a year ago. The decrease in other income resulted primarily from a decrease in cash and cash equivalents.


INCOME TAXES
------------

The Company recorded provisions for income taxes of $38,000 and $64,000 during the three and six months ended December 29, 1996, as compared to $108,000 and $242,000 for the comparable periods a year ago. The provisions are primarily for state income taxes and the decrease from the comparable prior year period resulted from losses incurred during the current year.


LIQUIDITY AND CAPITAL RESOURCES

At December 29, 1996, the Company had cash and cash equivalents of $11,759,000 and working capital of $23,694,000. This compared to cash and cash equivalents of $12,287,000 and working capital of $26,512,000 at June 30, 1996.

Cash generated from operations was $2,974,000 for the six months ended December 29, 1996. Cash provided from operations was favorably impacted by the significant decrease in accounts receivable.

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 in the third quarter of fiscal 1996. Payments of approximately $775,000 were made in connection with these charges during the six months ended December 29, 1996. Remaining liabilities of $614,000 at December 29, 1996 predominantly consisted of severance and related costs which are expected to be paid out by June 30, 1997.

The Company's capital expenditures during the six months ended December 29, 1996 were held to a minimum in response to the Company's current operating results. Capital expenditures during the second half of fiscal 1997 are expected to continue at a comparable level.

On September 10, 1996, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. During the six months ended December 29, 1996, the Company repurchased 1,125,000 shares of common stock at an average price of $2.32 per share for an aggregate purchase price of approximately $2,614,000.

The Company maintained a line of credit with Texas Commerce Bank, National Association (TCB), which expired on October 31, 1996. The Company is currently negotiating a new $5,000,000 line-of-credit facility with TCB.

The Company believes that its present cash flow and cash balances are adequate for its operating needs, capital expenditures and stock repurchases through fiscal 1997 as well as the expected cash requirement to settle its remaining severance and related obligations, resulting from the other charges recorded in fiscal 1996.

Effective July 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations as it is consistent with existing Company policy.

Effective July 1, 1996, the Company adopted only the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25. Therefore, the adoption of SFAS No. 123 did not have an impact on the Company's financial position or results of operations.

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

The markets for the Company's products for the industrial market are characterized by rapidly changing technology and user needs, requiring significant investment for product development. The Company believes that a large part of its ability to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products, which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful.

The Company competes against a wide range of companies. The Company believes that it competes effectively based on its engineering responsiveness to special needs and the price/performance characteristics of its products. However, the computer marketplace is highly competitive. Many of the Company's competitors have significantly greater financial, marketing and technological resources. There can be no assurance that the Company will have the resources necessary to compete successfully in the future.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company is from time to time a party to various lawsuits arising in the ordinary course of business. The Company knows of no pending litigation which is reasonably likely to have a material adverse impact on its financial condition or its results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

         27  Financial Data Schedule

         b)  Reports on Form 8-K

         On October 25, 1996, the Company filed with the SEC Form 8-K and disclosed under Item 2 that on October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit to General Automation, Inc. The report included unaudited pro forma consolidated statements of operations for the fiscal year ended June 30, 1996 and for the three month period ended September 29, 1996, and a unaudited pro forma consolidated balance sheet at September 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SEQUOIA SYSTEMS, INC.

Date:  February 10, 1997      By: /s/ J. Michael Stewart
                                  ----------------------
                                  J. Michael Stewart
                                  President and Chief Executive Officer