Form 10-Q
period 1997-03-30
TEXAS MICRO INC
filed 1997-05-12
CIK 724621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 30, 1997


                         Commission File Number 0-18238



                                TEXAS MICRO INC.
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                   04-2738973
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


5959 Corporate Drive, Houston, Texas                         77036
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code        (713) 541-8200



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X              NO
        -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at April 30, 1997
     Common Stock, $.40 par value                           13,508,906

Part I  Financial Information
Item 1.  Financial Statements



CONSOLIDATED BALANCE SHEETS                                      TEXAS MICRO INC. AND SUBSIDIARIES

                                                                          (in thousands)

ASSETS                                                                  March 30,      June 30,
                                                                          1997          1996
                                                                       (unaudited)
                                                                       ------------------------
Current Assets:
    Cash and cash equivalents                                             $10,611      $12,287
    Accounts receivable, net of allowance for doubtful accounts
       of $853 at March 30, 1997 and $1,018 at June 30, 1996                9,590       13,371
    Inventories                                                             8,554       13,491
    Other current assets                                                    3,425        1,923
                                                                        -----------------------
            Total current assets                                           32,180       41,072
                                                                        -----------------------
Equipment and Improvements, at cost:
    Computer equipment                                                      3,313       12,473
    Machinery and equipment                                                 3,685        5,293
    Equipment under capital lease                                               -        2,337
    Furniture and fixtures                                                    981        1,504
    Leasehold improvements                                                    968        1,683
                                                                        -----------------------
                                                                            8,947       23,290
    Less - Accumulated depreciation and amortization                        5,769       18,603
                                                                        -----------------------
                                                                            3,178        4,687
                                                                        -----------------------
Other Assets                                                                  204          592
                                                                        -----------------------
Total Assets                                                              $35,562      $46,351
                                                                        =======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                       $5,407       $4,743
    Accrued expenses                                                        4,271        9,203
    Deferred revenue                                                            -          558
    Current portion of capital lease obligations                                -           56
                                                                        -----------------------
            Total current liabilities                                       9,678       14,560
                                                                        -----------------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500 shares at March 30, 1997 and June 30, 1996
       Issued--none                                                             _            _
    Common stock, $.40 par value:
       Authorized--35,000 shares at March 30, 1997 and June 30, 1996
       Issued--15,643 shares at March 30, 1997, and 15,579 shares
       at June 30, 1996                                                     6,257        6,232
    Additional paid-in capital                                             80,314       80,207
    Accumulated deficit                                                   (57,286)     (54,805)
    Treasury stock, at cost, 1,455 shares at March 30, 1997                (3,355)           -
    Cumulative translation adjustment                                         (46)         157
                                                                        -----------------------
            Total stockholders' equity                                     25,884       31,791
                                                                        -----------------------
Total Liabilities and Stockholders' Equity                                $35,562      $46,351
                                                                        =======================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                             TEXAS MICRO INC. AND SUBSIDIARIES
(Unaudited)



                                                     For the three months ended,        For the nine months ended,
                                                   March 30, 1997   March 31, 1996    March 30, 1997   March 31, 1996
                                                   --------------   --------------    --------------   --------------
                                                                 (in thousands, except per share data)
Revenues
     Product                                            $14,717          $20,212           $44,374          $68,480
     Service and Other                                        -            3,442             3,932           10,597
                                                   --------------   --------------    --------------   --------------
          Total revenues                                 14,717           23,654            48,306           79,077


Cost of Revenues
     Product                                             10,113           13,998            30,855           43,128
     Service and Other                                        -            2,666             1,846            6,450
                                                   --------------   --------------    --------------   --------------
          Total cost of revenues                         10,113           16,664            32,701           49,578

          Gross profit                                    4,604            6,990            15,605           29,499

Research and Development Expenses                         1,902            3,373             6,670            9,761
Selling, General and Administrative Expenses              3,263            6,230            11,684           19,364
Other Charges                                                 -            3,010                 -            3,010
                                                   --------------   --------------    --------------   --------------
          Total operating expenses                        5,165           12,613            18,354           32,135

          Income (loss) from operations                    (561)          (5,623)           (2,749)          (2,636)

Interest Income                                             124              113               381              515
Other Income (Expense)                                        4               10                (9)              29
                                                   --------------   --------------    --------------   --------------
          Income (loss) before provision for
           income taxes                                    (433)          (5,500)           (2,377)          (2,092)

Provision for Income Taxes                                   22               47                86              289
                                                   --------------   --------------    --------------   --------------
          Net income (loss)                               ($455)         ($5,547)          ($2,463)         ($2,381)
                                                   ==============   ==============    ==============   ==============


Net Income (Loss) Per Common and Common
     Share Equivalent                                    ($0.03)          ($0.35)           ($0.16)          ($0.15)
                                                   ==============   ==============    ==============   ==============
Weighted Average Number of Common and Common
     Share Equivalents Outstanding                       14,322           15,894            15,018           16,016
                                                   ==============   ==============    ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                       TEXAS MICRO INC. AND SUBSIDIARIES
(Unaudited)
                                                              For the nine months ended,
                                                                 March 30,   March 31,
                                                                    1997     1996
                                                             ----------------------------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                ($2,463)    ($2,381)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
        Depreciation                                               1,208       1,563
        Amortization                                                 158          92
        Write down of equipment                                        -          52
        Provision for inventories                                  1,204       2,784
        Provision for bad debts                                        5        (236)
        Other charges                                                  -         496
        Provision for deferred taxes                                   -        (365)
        Changes in assets and liabilities:
                Accounts receivable                                2,119      (2,109)
                Inventories                                          367      (3,784)
                Income taxes                                           -         475
                Other current assets                                 732         (43)
                Accounts payable                                   1,438           -
                Accrued expenses                                  (2,247)        396
                Deferred revenue                                     510        (174)
                                                             ----------------------------
Net cash provided by (used in) operating activities                3,031      (3,234)
                                                             ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and improvements                      (895)     (1,533)
        Increase in other assets                                    (499)       (240)
                                                             ----------------------------
Net cash used in investing activities                             (1,394)     (1,773)
                                                             ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of obligations under capital leases                (33)        (93)
        Proceeds from issuance of common stock                       213         942
        Purchase of treasury stock                                (3,453)          -
                                                             ----------------------------
Net cash provided by (used in) financing activities               (3,273)        849
                                                             ----------------------------

Effect of exchange rates on cash                                     (40)         59
                                                             ----------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,676)     (4,099)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    12,287      15,317
                                                             ----------------------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                        $10,611     $11,218
                                                             ============================


Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
                Interest                                              $2         $14
                Income taxes paid (refunds received)                 (58)        144


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
               (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein have been prepared by Texas Micro Inc. (the "Company" formerly Sequoia Systems, Inc.) pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 25, 1996, as amended by Amendment No. 1 on Form 10-K/A, filed with the Commission on October 28, 1996. Certain items in the fiscal 1996 periods have been reclassified to conform to the fiscal 1997 presentation.

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and nine months ended March 30, 1997 are not necessarily indicative of results to be expected for the entire year.

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


NOTE 2 - DISPOSITION OF ASSETS

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit (SES), which markets the Sequoia brand, to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets and did not affect fiscal 1997 earnings. The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. The amount of consideration exceeding $5,140,000 was not recognized as a gain during fiscal 1997 due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,140,000, the Company will recognize

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
                (unaudited)


the consideration as a gain related to the disposition. Deferred payments of $790,000 were received in connection with the disposition during the three months ended March 30, 1997.

NOTE 3 - OTHER CHARGES

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 in the third quarter of fiscal 1996 related to severance costs and other asset write-downs. These other charges included: $2,401,000 of severance and related costs, $284,000 to write off other current and long term assets which were no longer to be used and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised approximately 10%, or 43 personnel, and were across all functions. Payments of approximately $494,000, $1,268,000 and $1,195,000 were made in connection with these charges during the three and nine months ended March 30, 1997 and the year ended June 30, 1996, respectively. Remaining liabilities of $121,000 at March 30, 1997 predominantly consisted of severance and related costs which are expected to be paid out by June 30, 1997.


NOTE 4 - INVENTORIES

Inventories including materials, labor and manufacturing overhead consisted of the following:

                                           (in thousands)
                                         March 30,  June 30,
                                           1997       1996
                                         -------------------
Raw materials                              $6,093   $ 9,884
Work-in-process                             1,434     2,057
Finished goods                              1,027     1,550
                                         -------------------
                                           $8,554   $13,491
                                         ===================

NOTE 5 - NET INCOME (LOSS) PER SHARE

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

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
             (unaudited)

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


NOTE 7 - COMMON STOCK

On September 10, 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. During the nine months ended March 30, 1997, the Company repurchased approximately 1,498,000 shares of its common stock at an average price of $2.31 per share for an aggregate purchase price of approximately $3,453,000. In April 1997, the Board of Directors authorized increasing the repurchase of up to an additional 500,000 shares of the Company's common stock. Therefore, the total shares authorized to be repurchased during the fiscal year ending June 30, 1997 is 2,500,000. As of April 30, 1997, the Company repurchased 2,191,000 shares of common stock for an aggregate purchase price of approximately $5,016,000.


NOTE 8 - LINE OF CREDIT

The Company maintained a line of credit with Texas Commerce Bank, National Association (TCB), which expired on October 31, 1996. The Company is currently negotiating a new credit facility with TCB.

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

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit (SES), which markets the Sequoia brand, to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability, fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets and did not affect fiscal 1997 earnings. The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. The amount of consideration exceeding $5,140,000 was not recognized as a gain during fiscal 1997 due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,140,000, the Company will recognize the consideration as a gain related to the disposition. Deferred payments of $790,000 were received in connection with the disposition during the three months ended March 30, 1997.


RESULTS OF OPERATIONS

The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit.

                                                         For the three months ended,  For the nine months ended,
                                                          March 30,      March 31,     March 30,      March 31,
                                                            1997           1996          1997           1996
                                                         -----------------------------------------------------
 Consolidated Revenues                                     $14,717        $23,654      $48,306         $79,077
 Less Disposed Operations of SES                                 -          6,481        5,585          24,558
                                                           -------        -------      -------         -------
 Revenues from Ongoing Operations                          $14,717        $17,173      $42,721         $54,519
                                                           =======        =======      =======         =======

 Consolidated Gross Profit                                 $ 4,604        $ 6,990      $15,605         $29,499
 Less Disposed Operations of SES                                 -          1,146        2,497           9,800
                                                           -------        -------      -------         -------
 Gross Profit from Ongoing Operations                      $ 4,604        $ 5,844      $13,108         $19,699
                                                           =======        =======      =======         =======

REVENUES

The Company's revenues for the third quarter of fiscal 1997 of $14,717,000 decreased 38% from $23,654,000 for the third quarter of fiscal 1996. The revenue decline was due to the disposition of SES and a decrease in ongoing product revenues. Revenues from ongoing operations for the third quarter of 1997 were $14,717,000, which decreased 14% from $17,173,000 for the third quarter of 1996. During the third quarter of 1997, units shipped from ongoing operations increased 21% and the average unit selling price declined 29% as compared with the third quarter of 1996.

The Company's revenues for the first nine months of fiscal 1997 of $48,306,000 decreased 39% from $79,077,000 for the first nine months of fiscal 1996. The revenue decline was due to the disposition of SES and a decrease in ongoing product revenues. Revenues from ongoing operations for the first nine months of 1997 were $42,721,000, which decreased 22% from $54,519,000 for the first nine months of 1996. During the first nine months of 1997, units shipped from ongoing operations remained constant and the average unit selling price declined 21% as compared with the first nine months of 1996. Sales to the top five customers represented only 21% of total revenues from ongoing operations for the first nine months of fiscal 1997 compared to 27% of total revenues from ongoing operations for the year ago period.

Revenues from ongoing operations for both the three and nine months ended March 30, 1997 are lower than the comparable periods a year ago due to the decrease in orders from certain significant customers. Even though sales to these significant customers are continuing and in certain instances have increased from the three months ended December 29, 1996 to the three months ended March 30, 1997, it is unlikely in the short-term that sales volumes to these customers will return to the prior year levels.

The trend towards an increase in units shipped and the decline in average unit selling price was substantially caused by a shift in the mix from systems sales to a higher proportion of SBCs sales.

Sales from ongoing operations outside the United States for the third quarter of fiscal 1997 increased to $4,303,000 or 29% of total revenues, from $4,046,000 or 24% of total revenues for the third quarter of fiscal 1996. For the nine months ended March 30, 1997, sales from ongoing operations outside the United States comprised $13,770,000, or 32% of total revenues, as compared to $11,458,000, or 21%, for the comparable period a year ago.


GROSS MARGIN

Gross margin of 31% for the third quarter of fiscal 1997 reflected an increase of 1 percentage point from 30% in the third quarter of fiscal 1996. The increase in gross margin reflects the disposition of the SES business unit, which recorded significant inventory write-downs in the third quarter of fiscal 1996. Excluding the effect of SES, gross margin was 31% for the third quarter of 1997 compared to 34% in the third quarter of fiscal 1996.

Gross margin of 32% for the first nine months of fiscal 1997 reflected a decline of 5 percentage points from 37% for the first nine months of fiscal 1996. The decline in gross margin reflects the disposition of the higher profit margin revenues associated with the SES business unit as well as a decline in the gross margin of the ongoing business. Excluding the effect of SES, gross margin was 31% for the first nine months of 1997 compared to 36% for the first nine months of 1996.

This decrease in product margin from ongoing operations over the prior year periods was substantially caused by a shift in the mix of revenues to lower margin products and lower revenue levels.

Continued fluctuations in future margin levels may result from the mix of product revenues.


RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development expenses of $1,902,000 for the third quarter of fiscal 1997 decreased 44% from $3,373,000 for the third quarter of fiscal 1996. As a percent of revenues, research and development expenses decreased to 13% for the third quarter of 1997, as compared to 14% for the third quarter of 1996.

The Company's research and development expenses of $6,670,000 for the first nine months of fiscal 1997 decreased 32% from $9,761,000 for the first nine months of fiscal 1996. As a percent of revenues, research and development expenses increased to 14% for the nine months of 1997 from 12% for the first nine months of 1996, which is a result of the reduction in revenues.

The decrease in research and development expenses from the year ago periods was primarily due to the sale of SES, as well as the completion of certain research and development projects.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 48% to $3,263,000, or 22% of revenues, for the third quarter of fiscal 1997 from $6,230,000, or 26% of revenues, for the third quarter of fiscal 1996.

Selling, general and administrative expenses decreased 40% to $11,684,000, or 24% of revenues, for the first nine months of fiscal 1997 from $19,364,000, or 24% of revenues, for the first nine months of fiscal 1996.

The significant decline in spending from the prior year periods was a result of the sale of SES, the reduction in corporate expenses and the actions taken in fiscal 1996 to refine the business strategy, including reducing the workforce and relocating the corporate office to Houston.

OTHER CHARGES

During the third quarter of 1996, the Company recorded other charges related to severance costs and other asset write-downs. (See Note 3 to consolidated financial statements).


OPERATING INCOME (LOSS)

The Company reported a loss from operations of $561,000 and $2,749,000 for the third quarter and first nine months of fiscal 1997, compared to loss from operations of $5,623,000 and $2,636,000 for the third quarter and first nine months of fiscal 1996. The decrease in operating loss from the third quarter of the prior year resulted primarily from the Other Charges and the significant inventory write-downs recorded by the SES business unit in the third quarter of fiscal 1996.


OTHER INCOME

The Company generated other income, primarily interest income, of $128,000 and $372,000 during the three and nine months ended March 30, 1997, as compared to $123,000 and $544,000 for the comparable periods a year ago. The decrease in other income resulted primarily from a decrease in cash and cash equivalents.


INCOME TAXES

The Company recorded provisions for income taxes of $22,000 and $86,000 during the three and nine months ended March 30, 1997, as compared to $47,000 and $289,000 for the comparable periods a year ago. The provisions are primarily for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

At March 30, 1997, the Company had cash and cash equivalents of $10,611,000 and working capital of $22,502,000. This compared to cash and cash equivalents of $12,287,000 and working capital of $26,512,000 at June 30, 1996.

Cash generated from operations was $3,031,000 for the nine months ended March 30, 1997. Cash provided from operations was favorably impacted by the significant decrease in accounts receivable and increase in accounts payable, which was partially offset by the decrease in accrued expenses primarily resulting from the payments of Other Charges.

During fiscal 1996, in response to the accelerating decline in demand for the Motorola based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 in the third quarter of fiscal 1996. Payments of approximately $1,268,000 were made in connection with these charges during the nine months ended March 30, 1997. Remaining liabilities of $121,000 at March 30, 1997 predominantly consisted of severance and related costs which are expected to be paid out by June 30, 1997.

The Company's capital expenditures during the nine months ended March 30, 1997 were held to a minimum in response to the Company's current operating results. Capital expenditures during the fourth quarter are expected to continue at a comparable level.

On September 10, 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. During the nine months ended March 30, 1997, the Company repurchased approximately 1,498,000 shares of common stock at an average price of $2.31 per share for an aggregate purchase price of approximately $3,453,000. In April 1997, the Board of Directors authorized increasing the repurchase of up to an additional 500,000 shares of the Company's common stock. Therefore, the total shares authorized to be repurchased during the fiscal year ending June 30, 1997 is 2,500,000. As of April 30, 1997, the Company repurchased 2,191,000 shares of common stock for an aggregate purchase price of approximately $5,016,000.

The Company maintained a line of credit with Texas Commerce Bank, National Association (TCB), which expired on October 31, 1996. The Company is currently negotiating a new credit facility with TCB.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share". The Company intends to adopt this standard in fiscal year 1998. The Company does not expect the adoption of this standard to have a material effect on its reported earnings per share. Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures". The Company intends to adopt this standard in fiscal year 1998. The Company does not expect the adoption of this standard to have a significant impact on its disclosure.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  a) Exhibits

     3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company.
    10.24 Employment Agreement dated March 21, 1997 between the Company and Jack J. Stiffler.
    10.25 Amendment No. 2 to the 1993 Employee Stock Purchase Plan, adopted April 16, 1997.
    10.26 Amendment No. 1 to the 1996 Long-Term Incentive Plan, adopted April 16, 1997.
    27     Financial Data Schedule


  b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TEXAS MICRO INC.

Date:  May 12, 1997                 By: /s/ J. Michael Stewart
                                        ----------------------
                                        J. Michael Stewart
                                        President and Chief Executive Officer