Form 10-K405
period 1997-06-30
TEXAS MICRO INC
filed 1997-09-23
CIK 724621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997
                                              -------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to__________

                         Commission File Number 0-18238

                                TEXAS MICRO INC.
                                ----------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on August 29, 1997, was $32,687,879. For purposes of the preceding sentence only, all directors and executive officers and beneficial owners of 10% or more of the Company's voting stock are assumed to be affiliates.

     The number of shares outstanding of the Registrant's common stock, $.40 par value per share, as of August 29, 1997 was 13,508,476.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders of the Company, which Proxy Statement will be filed within 120 days of the end of the Registrant's fiscal year ended June 30, 1997, are incorporated by reference into Part III of this Form 10-K.

When used in this document, the words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, projected or contained in forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see "ITEM 1. BUSINESS - Certain Factors That May Affect Future Results" included elsewhere in this report.

                                     PART I

ITEM 1  -  BUSINESS
------

Texas Micro Inc. ("Texas Micro" or the "Company" formerly Sequoia Systems, Inc.) is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications, industrial automation and mobile computing markets. Texas Micro computer systems, which support "off-the-shelf" application software and run on standard Windows and UNIX platforms, are distinct from conventional commercial desktop computers and servers in both architecture and functionality. The Company's SBCs are embedded computer solutions which are integrated into manufactured systems products. Also SBCs are sold as components to be incorporated into specialized platforms by original equipment manufacturer ("OEM") customers.

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit ("SES") to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets the Sequoia brand of fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications in which system availability, fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996.

On March 31, 1995, the Company completed a merger and stock purchase (the "Transaction") pursuant to which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries, including Texas Microsystems, Inc., (the "TMI Group"). The Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each of the members of the TMI Group. The Transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group.

The Company was incorporated in Delaware in September 1981. Texas Micro's principal executive offices are located at 5959 Corporate Drive, Houston, Texas 77036. The Company's telephone number is (713) 541-8200.

Products
--------

The Company provides differentiated, robustly engineered Intel-based architecture marketed as embedded single board computers or application ready systems requiring long product life cycles and a combination of:

     High Performance,
           High Reliability,
                 High Availability,
                      Fast Failure Recovery,
                             Ease of Service,
                                   On-Line Serviceability,
                                          Environmental Resilience and/or
                                                  Expandability.

Texas Micro products generally include hardware, firmware and operating systems that are customized to meet the customer's requirements. The products feature:

   Industry Standard Compatibility
   -------------------------------
   The Company's Intel-based microcomputers are open systems that are fully compatible with Windows and UNIX as well as industry standard peripherals and "off-the-shelf" application software. Texas Micro pioneered the passive backplane PC architecture that is now the industry standard for industrial microcomputers.

   Modularity
   ----------
   Texas Micro developed the industry standard Intel-based passive backplane in 1983. Now a broadly accepted architecture for industrial and communications microcomputers, the passive backplane provides for much greater expandability and ease of repair than commercial motherboard based systems. Passive backplanes can be configured with five to 20 expansion slots depending on chassis selection, and a wide range of supporting peripherals.

   Scaleable Growth
   ----------------
   Systems are available in industry standard rackmounted configurations with many options such as processor boards, split systems (multiple systems in one chassis), expansion chassis and disk farms. Typical customers will employ multiple rackmounted systems in a configuration where scalability is achieved by adding additional modules or by plug-in upgrades as needed.

   High Reliability
   -----------------
   Texas Micro systems address high reliability and availability through robust engineering, providing higher mean-time-between-failure performance and lower mean-time-to-repair features. The rugged construction of these products means that they can withstand extreme environmental conditions which indirectly translates into greater system reliability.

   Longevity
   ---------
   Customers of the Company's SBCs and systems are resistant to rapid technological change. They typically invest from nine to 18 months in development before being deployed. They expect extended life cycles and very stable hardware environments. Therefore, technology stability and longevity are major success factors in this marketplace. With its own highly skilled engineering staff and special end-of-life programs, the Company is able to provide expanded product lifetimes to meet the requirements of this market.

Single Board Computers
----------------------

The Company's SBCs are embedded computer solutions which are integrated into manufactured systems products. Also SBCs are sold as components to be incorporated into specialized platforms by OEM customers. SBCs for embedded control include state-of-the-art Pentium, Pentium Pro and Pentium II products as well as a variety of 486 based products. The Company offers 10 single board computer families designed for the ISA, PCI and EISA passive backplane architectures. Each family offering includes an extensive array of Intel microprocessors and other features including, on-board SCSI, video and enhanced IDE. These board level products are offered at a wide range of price points depending on features, especially microprocessors.

Computer Systems
----------------

Texas Micro computer systems, which support "off-the-shelf" application software and run on standard Windows and UNIX platforms, are distinct from conventional commercial desktop computers and servers in both architecture and functionality. The Company designs and manufactures a broad line of Intel-based microcomputers, including rackmounted system platforms for use in data acquisition, process control, and other applications requiring the ability to operate in extreme environmental conditions. Typically, these robustly engineered products are used in extremely critical seven day by 24 hour unattended operations where high reliability and rapid repairability are essential.

The Company's system platforms offer various combinations of expansion slots, disk capacity, alarming capability, power options and a choice of processors. Texas Micro chassis include five to 20-slot ISA, eight to 18-slot PCI/ISA and 12-slot PCI/EISA passive backplane systems. Designed to withstand extreme environmental conditions, these chassis minimize electromagnetic interference ("EMI")/radio frequency interference ("RFI") emission, withstand elevated shock, vibration and temperature, provide positive pressurized air and maximize cooling
over the backplane area.    Systems may also include various video, input/output
("I/O"), or communication expansion cards which are sourced from outside vendors. These products are offered at a wide range of price points depending on configurations.

Texas Micro additionally offers a new line of Pentium based servers MODEL SP5500 designed to support up to four-way symmetric multi-processing in conjunction with a superior server I/O architecture for data handling and maximum throughput. A highly expandable passive backplane version of this server, the 5500 SERIES, offers many configuration options, which give customers the flexibility to add features and redundancy as their needs dictate, from hot-plug disks, RAID,

"hot-swappable" fans and power supplies through full system redundancy utilizing the Company's "split" backplanes.

Mobile Computers
----------------

In the rugged handheld communications and vehicle mobile computer market, the Company offers the HARDBODY computer, a robust three pound, fully featured Intel 486 running Windows applications with a touch screen interface. It is designed to provide full Windows software capability in a field applications environment. A docking station is also available for in-vehicle use of the HARDBODY. The Company offers the 7108 MOBILE COMPUTER, designed for primary operation from vehicle power to provide computing services under extreme environmental conditions. Using Pentium processors and high capacity ruggedized disk drives, the 7108 provides state-of-the-art capabilities for complex vehicle based global position system applications. Also, currently under development is CALVIN. Calvin is a next generation tool set solution providing automobile manufacturers with an extensive in-vehicle distributed network for the development of engines, transmissions and powertrains. Calvin features a highly modular client server architecture extensively adaptable to a wide variety of in-house, in-vehicle calibration, test and data acquisition applications.

CompactPCI
----------

Texas Micro co-founded and is an executive member of the PCI Industrial Computer Manufacturers Group ("PICMG"). CompactPCI, a new standard published by PICMG offers PCI local BUS performance in a ruggedized Eurocard format. The Company is actively involved in the development of specifications to allow hot insertion of CompactPCI cards. The Company's initial CompactPCI product offering is a Reference Platform for customers and card manufacturers to design and integrate CompactPCI solutions into the computer telephony marketplace. The Reference Platform, based on PICMG CompactPCI Design Specification, accommodates modules that can be inserted and replaced easily, thereby simplifying installation, service and repair. Using modular components, the chassis can be custom configured to meet a variety of requirements, including redundant power supplies, multiple SCSI drives and 6U I/O expansion cards. The system is powered by a 6U CompactPCI SBC with a Pentium class processor and a full complement of on-board I/O interfaces.

The Company is working with several key voice technology providers and manufacturers of related internetworking products in an effort to port and adopt CompactPCI into mainstream product offerings. While there can be no assurance the Company will be successful in its efforts, it is planning on targeting the fast growing communications market, and future CompactPCI offerings are planned to support the Company's industrial computing customers in embedded control applications.

MARKETING, SALES AND CUSTOMERS
------------------------------

The Company focuses on those segments of the communications, industrial automation and mobile computing markets that value our mission enhancing core competencies. Texas Micro products are sold globally through a network of marketing partners including OEMs, system integrators, value-added resellers ("VARs"), and directly to end-users. In order to meet the customer's requirements throughout the long development cycles and extended product life cycles, the Company establishes close collaborations with its customers. Texas Micro services customer needs through its core competencies:

     . Expertise, experience and control of Intel SBC architecture providing long product life cycles and compatible migration paths.
     . Robust mechanical design of industry standard components and open systems.
     . Technology base, patents, and experience related to high availability. . Systems and processes to manage the complexity of modular design and customized products.
     . Ability to solve the "hard customer support problems" and understand their application.
     . Rigorous implementation of ISO 9001.

The Company markets its products through its direct sales force and its indirect sales channels in North America, Europe and Asia. In North America, the Company maintains five sales offices and has established four distributor and numerous OEM relationships.

The Company conducts its international sales, marketing and support primarily through three wholly-owned subsidiaries in Europe. Texas Micro maintains a direct sales force in Europe and Asia and has developed 35 international sales and marketing alliances throughout the world. Approximately 32%, 24% and 22% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively were derived from business outside of the United States. The Company has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

COMPETITION
-----------

The Company competes in different product lines to various degrees on the basis of cost, quality, performance, time-to-market and long-term stability. Texas Micro is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products and processes, continuing cost reductions and the development of new products to meet changing customer requirements. At the same time, the Company must provide products encompassing long-term stability and extended availability. The Company believes its products compete effectively based on its engineering responsiveness to specific vertical market requirements, the resulting functional specialization of its products and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty tailoring their offerings to specific application requirements. These strategies help offset the greater name recognition and broader service and support resources of the Company's major competitors.

Product Development
-------------------

The Company's engineering strategy is to continue to develop differentiated microprocessor based capabilities that can be delivered in "open systems" using industry standard technologies. Product development during fiscal 1998 is planned to feature extensive efforts in several technology areas, including the planned introduction of multiple SBCs employing the latest Pentium, Pentium Pro and Pentium II processors, and the planned development of processor boards, passive backplane, telecom-oriented power supplies, and chassis based on the CompactPCI specification. Texas Micro continues to evolve an extensive systems plan in an effort to provide the most highly available, lowest cost of ownership, open systems based on Intel architecture.

Texas Micro collaborates closely with a variety of OEMs and VARs in an effort to ensure that its products will meet the customers' needs. This includes extensive customization capability when needed. A program management group has recently been created to specifically focus on meeting the needs of key OEM customers. In order to make sure that the market and customer needs are met by the engineering team, a new product marketing group has been established and combined with engineering to form the Product Development department. This group implemented a new development paradigm in an effort to focus on cross-functional implementation. Identified program managers lead the efforts of the major program areas. These functional teams focus on product delivery and assuring that all aspects of a program are carefully thought through, interdependencies identified, contingency plans identified and executed, and issues worked to closure. This added focus is another step Texas Micro has taken to ensure quality products meet market requirements and are delivered to the market as soon as possible.

A team of engineers with expertise in both high availability and fault tolerant systems is working to develop a new line of fault tolerant file servers and communications systems. If successful, these efforts may result in systems offering mainframe-like features at competitive Intel-based Windows NT server prices and may give the Company a competitive technical edge in the highly available systems and server business. As work progresses, the Company plans to seek strategic alliances with key OEMs who may license the technology for integration into their own servers and high-end workstations for sale worldwide, although there can be no assurance the Company will be successful in establishing such strategic alliances.

Texas Micro's expenditures for research and development were $8,552,000, $12,780,000 and $13,044,000 in fiscal years 1997, 1996, 1995, respectively. The decline in fiscal 1997 from fiscal 1996 was primarily a result of the sale of SES.

CUSTOMER SERVICE AND SUPPORT
----------------------------

The Company provides service, training and technical support to its customers in varying degrees depending both on the product line and on customer contractual arrangements.

The Company's Houston based technical support staff provides initial telephone troubleshooting service for end user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns, tracking completion of repaired goods in support of customer requirements and maintaining internet and a Bulletin Board for communication purposes with the customers. Technical support also provides on-site engineering support in the event that a technical issue can not be resolved over the telephone. Field information is provided back to the appropriate internal organizations so that corrective action may be implemented.

The Company generally provides end-user purchasers of its systems with a one to two year warranty depending on the product. Customer service maintains a spare parts inventory to support the customer base. The Company offers a variety of service arrangements to its end-user customers and resellers for ongoing system support and also provides technology migration, system optimization, network services, and training programs to customers on a fee basis.

Manufacturing
-------------

The Company manufactures most of the SBCs and systems it offers at its ISO 9001 certified facility in Houston, Texas.

To produce its SBCs the Company maintains multiple surface mount technology ("SMT") manufacturing lines for both high-volume production runs and a mix of low-volume production runs. The flexibility designed into the Company's SMT manufacturing services enables the Company to provide products that meet the customers requirements, while providing real-time proto-type support for product development. Currently, these SMT lines are being utilized only one shift per day. The Company estimates that is has the capacity to support its anticipated near term future growth. To augment the Company's SMT capabilities, Texas Micro has developed partnerships with outside subcontractors to perform assembly of certain products when the need arises.

Texas Micro maintains a systems assembly/configuration area which produces the Company's wide variety of system product offerings. System manufacturing incorporates the resources and procedures necessary to customize the Company's products to meet the customer's requirements. The systems assembly/configuration group operates one shift per day, thus the Company estimates additional capacity exists to support its anticipated near term growth.

Generally, customers require that products incorporate features of high reliability and longevity. The Company incorporates these qualities beginning with the development of the product which includes the design of processes and procedures required to validate the product. Most products also are subject to various testing and stress screening throughout the manufacturing process.

The Company purchases from other manufacturers substantially all peripheral devices and components used in its products. Most of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. The Company believes that alternate sources could be developed for such single-source items, if necessary; however certain peripheral or component shortages, should they occur, could have an adverse effect on the Company's business. Key components for which alternative sources are not readily available are the Intel microprocessors utilized in the SBC products.

PROPRIETARY RIGHTS
------------------

The Company owns nine United States patents and 16 foreign patents. Additional United States and foreign patent applications are pending. While the Company believes that its patents provide it with protection for its products and the processes through which its systems achieve fault tolerance, it also believes that such patents may be of less significance to its future success than such factors as innovation, technical skill and management ability and experience. In addition, the Company relies on copyright protection and its trade secret program to protect aspects of its proprietary technology.

EMPLOYEES
---------

As of June 30, 1997, the Company employed 320 people, including 98 in sales, marketing and administration, 63 in research and development and related engineering activities, and 159 in manufacturing. The Company believes that its future success will depend in part upon its continued ability to attract and retain highly qualified managerial, technical, sales, marketing, support and manufacturing personnel. Competition in recruiting technical, marketing and sales personnel in the computer industry is often intense. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

BACKLOG
-------

At June 30, 1997, the Company had an unfilled order backlog of approximately $7.2 million, which was subject to shipment in the subsequent fiscal quarter, as compared to $5.1 million at June 30, 1996. This backlog consists primarily of orders which were taken in the fourth quarter and are shipped according to specific customer-scheduled requests. A substantial portion of the Company's revenue in each quarter generally results from orders received in that quarter. Therefore, differences in the receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue and profits. This pattern is likely to continue and makes the Company's quarterly financial results difficult to predict.

SEASONALITY
-----------

Although the Company does not consider its business to be highly seasonal, the Company in general experiences seasonally lower sales and earnings in the first quarter of the fiscal year which is affected by the United States and Europe summer slowdowns for business capital purchases.

Certain Factors That May Affect Future Results
----------------------------------------------

There are many factors that affect the Company's business and the results of its operations. The following factors, among others, could cause actual results to differ materially from those expected, projected or contained in forward-looking statements made in this Annual Report on Form 10-K or made by the Company or its management from time to time in other written or oral communications or filings:

  TECHNOLOGICAL CHANGES AND PRODUCT DEVELOPMENT. The markets for the Company's products are characterized by rapidly changing technology and user needs, requiring significant investment for product development. The Company believes that a large part of its ability to compete successfully and to increase revenue in the future will depend upon its ability to develop, manufacture and market new and differentiated products, which meet new market requirements and changing user needs in a cost-effective and timely manner. There can be no assurance that these efforts will be successful.

  COMPETITION. The Company competes against a wide range of companies. The Company believes that it competes effectively based on its engineering responsiveness to special needs and the price/performance characteristics and hardware specialization of its products. However, the computer marketplace is highly competitive. Many of the Company's competitors have significantly greater financial, marketing and distribution, technological and other resources. There can be no assurance that the Company will be able to compete successfully in the future.

  SUPPLIERS. The Company purchases most of the components of its products and virtually all of its peripheral devices from a limited number of qualified suppliers. Although the Company believes that alternate sources of these items could be developed in a short period of time if required, future shortages of such components or peripherals could result in production delays. Certain microprocessors are available only from Intel and changes in the availability of these components at any time could adversely affect the Company's operations.

  FLUCTUATION IN OPERATING RESULTS.   The Company's operating results may
  fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of the Company's products, new product introductions, product obsolescence, component price fluctuations, varying product mix, foreign currency exchange rates and other factors. Additionally, a substantial portion of the Company's revenue in each quarter generally results from orders received in that quarter. Therefore, differences in the receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue and profits.

  INVENTORIES. Although the Company's customization strategies give it the ability to operate with low levels of finished goods inventories, shifts in technology and market demand, long product life cycles and the components required for customization may nevertheless result in excess component inventory, declining inventory values or even obsolescence. Difficulties in managing inventory levels, forecasting customer demand and component pricing movements that affect the value of raw material inventory could result in an adverse impact on inventories, cash flow and operating results.

  INTERNATIONAL ACTIVITIES. The Company's international operations have grown significantly during recent fiscal years. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic conditions, political instability, tax laws, export controls and other governmental regulations and changes in the value of the U.S. dollar versus the local currency in which products are sold. Changes in exchange rates may adversely affect the Company's gross margins from international operations.

  INTELLECTUAL PROPERTY RISK. As new products are introduced, the Company's continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others. There can be no assurance that the Company will be able to obtain those licenses. If the Company is unable to license protected technology, the Company could incur substantial costs to redesign its products. If the Company's products should be found to infringe protected technology, the Company could be enjoined from further infringement and required to pay damages to the infringed party. Any of these could have a material adverse effect on the Company's business.

ITEM 2  -  DESCRIPTION OF PROPERTIES
------

The Company occupies one facility in the United States for manufacturing, marketing and sales, research and development and administrative functions consisting of approximately 107,000 square feet in Houston, Texas. The Company occupies this premise under a lease expiring in 2000. The Company leases four additional offices, primarily for sales and service, in various locations throughout the United States. The Company also leases space for sales and service offices in the United Kingdom, the Netherlands and Germany. The Company's aggregate annual rental expense for these facilities for the fiscal year ended June 30, 1997 was approximately $977,000. The Company believes that its current facilities are adequate for its near term requirements. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the Company's lease obligations.

ITEM 3  -  LEGAL PROCEEDINGS
------

In the normal course of business, the Company is, from time to time, subject to various claims and legal proceedings. The Company believes that the ultimate outcome of pending matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

At the Company's Annual Meeting of Stockholders held on April 16, 1997, the following proposals were adopted by the vote specified below:

Proposal 1    -    Election of Directors

Proposal 2    -    Approval of the amendment to the Amended
                   Restated Certificate of Incorporation, changing the name of the Company to "Texas Micro Inc."

Proposal 3    -    Amend the Company's 1993 Employee Stock Purchase Plan by
                   extending its termination date by two years until June 30, 1999.

Proposal 4    -    Amend the Company's Long Term Incentive Plan by increasing the number of options available for grant thereunder from 600,000 to 950,000.

Proposal 5    -    Ratification of the appointment of Coopers & Lybrand L.L.P.
                   as the Company's Independent Accountants.

                            For           Withheld          Against          Abstain          No Vote
                      ---------------  ---------------  ---------------  ---------------  ---------------
Proposal 1 -
  J. Michael Stewart       11,289,076          677,222                -                -                -
  Frank B. Ryan            11,281,476          684,822                -                -                -
Proposal 2                 11,852,431                -           87,134           26,733                -
Proposal 3                 11,379,389                -          242,019           51,122          293,768
Proposal 4                 10,629,810                -        1,278,670           57,818                -
Proposal 5                 11,870,840                -           51,258           44,200                -

                                    PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------

Since April 24, 1997, the Company's common stock has been traded on the Nasdaq National Market under the symbol TEXM. The Company's common stock was traded on Nasdaq National Market under the symbol SEQS from March 1990 to April 23, 1997.

The following table reflects, for the fiscal quarters indicated, the high and low closing sales prices of the Company's common stock as reported on the Nasdaq National Market, in each case, based on published financial sources:

                                       HIGH      LOW
                                      -------  -------
Fiscal 1996
  Quarter ended October 1, 1995       $10.000   $4.125
  Quarter ended December 31, 1995     $ 7.750   $4.750
  Quarter ended March 31, 1996        $ 5.875   $3.438
  Quarter ended June 30, 1996         $ 4.375   $3.000

Fiscal 1997
  Quarter ended September 29, 1996    $ 3.125   $1.875
  Quarter ended December 29, 1996     $ 2.750   $2.188
  Quarter ended March 30, 1997        $ 2.719   $2.063
  Quarter ended June 30, 1997         $ 3.688   $2.188


As of August 29, 1997, there were approximately 648 holders of record of the Company's common stock. Except for a mandatory dividend paid to holders of the Company's former Series A convertible preferred stock, the Company has not paid any dividends since its inception and does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
------

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below (in thousands, except per share data).

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Years Ended June 30,
                                              --------------------
                                                     1997             1996            1995             1994             1993
                                                   --------         --------         --------         -------         --------
Revenues                                           $ 64,992         $102,222         $104,039        $ 91,826         $ 81,323
Cost of revenues                                     44,342           66,264           57,079          48,009           46,867
                                                   --------         --------         --------        --------         --------
Gross profit                                         20,650           35,958           46,960          43,817           34,456
Research and development expenses                     8,552           12,780           13,044          11,621           15,104
Selling, general and administrative expenses         15,185           25,206           28,052          22,053           31,187
Other Charges / Restructuring charge (credit)             -            3,010                -          (1,109)          13,990
                                                   --------         --------         --------         -------         --------
Income (loss) from operations                        (3,087)          (5,038)           5,864          11,252          (25,825)
Other income (expense), net                             447              712              373            (113)          (4,715)
                                                   --------         --------         --------         -------         --------
Income (loss) before provision
  for income taxes                                   (2,640)          (4,326)           6,237          11,139          (30,540)
Provision for income taxes                              104              191              960             658              512
                                                   --------         --------         --------         -------         --------
Income before cumulative effect
  of change in accounting principle                  (2,744)          (4,517)           5,277          10,481          (31,052)
Cumulative effect of change
  in accounting principle                                 -                -                -               -              171
                                                   --------         --------         --------        --------         --------
Net income (loss)                                   ($2,744)         ($4,517)        $  5,277        $ 10,481         ($30,881)
                                                   ========         ========         ========        ========         ========

Net income (loss) per share                          ($0.19)          ($0.29)           $0.34           $0.69           ($2.23)
                                                   ========         ========         ========        ========         ========

Weighted average number of common and
  common share equivalents outstanding               14,658           15,423           15,565          15,103           13,829

See Note 1 to Consolidated Financial Statements for discussion on the Other Charges.


                                CONSOLIDATED BALANCE SHEET DATA
                                        As of June 30,
                                        --------------

                                          1997            1996          1995           1994            1993
                                          ----            ----          ----           ----            ----
Working capital                         $ 20,137       $ 26,512       $ 29,884       $ 26,270         $ 13,266
Total assets                              34,024         46,351         52,241         50,409           46,162
Short-term debt including current
  portion of long-term debt                  -               56            125          2,484            6,611
Long-term obligations                        -              -               56          1,835            4,225
Stockholders' equity                    $ 23,969       $ 31,791       $ 35,326       $ 29,484         $ 15,844

The following information may be utilized in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".


PERCENT OF REVENUES      Years ended June 30,       YEAR TO YEAR PERCENT CHANGE

1997   1996   1995                                     1997    1996    1995
----   ----   ----                                     ----    ----    ----
100%   100%   100%     Revenues                        (36%)    (2%)    13%

 68%    65%    55%     Cost of revenues                (33%)    16%     19%
----   ----   ----                                     ----    ----    ----
 32%    35%    45%     Gross profit                    (43%)   (23%)     7%


 13%    13%    13%     Research and development        (33%)    (2%)    12%


                       Selling, general and
 23%    25%    27%     administrative expenses         (40%)   (10%)    27%

                       Other charges/
 N.M.    3%    N.M.    restructuring (credit)          N.M.    N.M.    N.M.
----   ----   ----                                     ----    ----    ----

 (5%)   (5%)    6%     Income (loss) from operations   (39%)  (186%)   (48%)


  1%     1%    N.M.    Other income (expense)          N.M.    N.M.    N.M.
----   ----   ----                                     ----    ----    ----

 (4%)   (4%)    6%     Income (loss) before taxes      (39%)  (169%)   (44%)

 N.M.   N.M.    1%     Provision for income taxes      (46%)   (80%)    46%
----   ----   ----                                     ----    ----    ----

 (4%)   (4%)    5%     Net income (loss)               (39%)  (186%)   (50%)
====   ====   ====                                     ====    ====    ====


N.M. = Not Meaningful

ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     RESULTS OF OPERATIONS

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications, industrial automation and mobile computing markets. The Company operates in one segment, computer systems.

On October 11, 1996, the Company completed the sale of substantially all of the net assets of SES to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications in which system availability, fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets and did not affect fiscal 1997 earnings. (See Note 1 to consolidated financial statements).

RESULTS OF OPERATIONS

The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit for fiscal years 1997, 1996 and 1995 (in thousands).

                                                      1997            1996            1995
                                                 --------------------------------------------

 Consolidated Revenues                                $64,992        $102,222        $104,039
 Less Disposed Operations of SES                        5,585          31,795          43,856
                                                 ------------    ------------    ------------
 Revenues from Ongoing Operations                     $59,407        $ 70,427        $ 60,183
                                                 ============    ============    ============

 Consolidated Gross Profit                            $20,650        $ 35,958        $ 46,960
 Less Disposed Operations of SES                        2,497          12,181          23,952
                                                 ------------    ------------    ------------
 Gross Profit from Ongoing Operations                 $18,153        $ 23,777        $ 23,008
                                                 ============    ============    ============

YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES
--------

The Company's revenues for fiscal 1997 of $64,992,000 decreased 36% from $102,222,000 for fiscal 1996. The revenue decline was due to the disposition of SES and a decrease in ongoing product revenues. Revenues from ongoing operations for fiscal 1997 were $59,407,000, which decreased 16% from $70,427,000 for fiscal 1996. During fiscal 1997, units shipped from ongoing operations increased 11% and the average unit selling price declined 24% as compared with fiscal 1996. Sales to the top five customers represented 19% of total revenues from ongoing operations for fiscal 1997 compared to 26% of total revenues from ongoing operations for fiscal 1996.

Revenues from ongoing operations for fiscal 1997 are lower than fiscal 1996 due to the decrease in orders from certain significant customers. Even though sales to these significant customers are continuing, it is unlikely in the short term that sales volumes to these customers will return to the prior year levels. The increase in units shipped and the decline in average unit selling price was substantially caused by a shift in mix from systems sales to a higher proportion of SBC sales.

The Company has experienced consecutive quarterly revenue growth from ongoing operations in fiscal 1997. However, due to the long sales cycle and a competitive market, there can be no assurance that this growth will continue.

Sales from ongoing operations outside the United States for fiscal 1997 increased to $19,464,000, or 33% of total revenues, from $16,200,000, or 23% of total revenues, for fiscal 1996.

GROSS MARGIN
------------

Gross margin of 32% for fiscal 1997 reflected a decline of three percentage points from 35% in fiscal 1996. The decrease was attributable to the disposition of the SES business unit, which historically recorded higher gross margin than the ongoing operation, as well as a decline in gross margin from ongoing operations.

Excluding the effect of SES, gross margin was 31% for fiscal 1997 compared to 34% in fiscal 1996. This decrease in product margin from ongoing operations over the prior year was substantially caused by a shift in the mix of revenues to lower margin products, lower revenue levels to absorb manufacturing costs and a focus on large design wins which due to competition generally produce lower gross margins.

The Company provides its customers with systems and SBCs requiring long product life cycles. Gross margins are generally lower during the start up phase of the product life cycle and have the potential to improve as volume increases. In order to achieve its gross margin targets, while providing its customers with competitive pricing, the Company continuously monitors its costs and makes appropriate pricing revisions, which usually result in lower prices to our customers. Continued fluctuations in future margin levels may result from the timing of large design wins and component cost reductions, product mix, and the level of production efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's fiscal 1997 research and development expenses of $8,552,000 decreased 33% from $12,780,000 for fiscal 1996. As a percent of revenues, research and development expenses remained relatively unchanged, at 13% of revenues. The decrease in research and development expenses from the prior year was primarily due to the sale of SES. The Company continues to invest in new product development, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased 40% to $15,185,000, or 23% of revenues, for fiscal 1997 from $25,206,000, or 25% of revenues, for fiscal 1996. The significant decline in spending from the prior year was a result of the sale of SES, the reduction in corporate expenses and the actions taken in fiscal 1996 to refine the business strategy, including reducing the workforce and relocating the corporate office to Houston.

OTHER CHARGES
-------------

During the third quarter of 1996, the Company recorded other charges related to severance costs and other asset write-downs. (See Note 1 to consolidated financial statements).

OPERATING INCOME (LOSS)
-----------------------

The Company reported a loss from operations of $3,087,000 for fiscal 1997, compared to a loss from operations of $5,038,000 for fiscal 1996. The fiscal 1996 operating loss included $3,010,000 of other charges. The loss from operations for fiscal 1997 was greater than the fiscal 1996 loss, excluding other charges, due the decline in gross margin in fiscal 1997.

OTHER INCOME
------------

The Company generated other income, primarily interest income, of $447,000 during fiscal 1997, as compared to $712,000 for fiscal 1996. The decrease in other income resulted primarily from a decrease in cash and cash equivalents from which interest income is generated.

INCOME TAXES
------------

The Company recorded provisions for income taxes, primarily for state income taxes and income taxes on foreign operations, of $104,000 for fiscal 1997 compared to $191,000 for fiscal 1996.


YEARS ENDED JUNE 30, 1996 AND 1995

REVENUES
--------

The Company's revenues for fiscal 1996 of $102,222,000 decreased 2% from $104,039,000 for fiscal 1995. While product revenues were relatively unchanged from fiscal 1995 to 1996, service and other revenues decreased 10% from fiscal 1995 to 1996, primarily the result of a one-time license fee of $1,000,000 recorded in fiscal 1995. Revenues from ongoing operations for fiscal 1996 were $70,427,000, which increased 17% from $60,183,000 for fiscal 1995. During fiscal 1996, units shipped from ongoing operations increased 37% and the average unit selling price declined 15% as compared with fiscal 1995. Sales to the top five customers represented 26% of total revenues from ongoing operations for fiscal 1996 compared to 36% of total revenues from ongoing operations for fiscal 1995. During fiscal 1995, sales to one customer represented 23% of total revenue from ongoing operations. During fiscal 1996, there were no sales to any customer representing greater than 10% of total Company revenues.

Revenues from ongoing operations for fiscal 1996 were higher than fiscal 1995 due to the increase in the number of units shipped, especially system orders. However, partially offsetting this revenue increase was a sharp reduction in sales to one customer to whom the Company had made significant sales during fiscal 1995.

Sales from ongoing operations outside the United States for fiscal 1996 increased to $16,200,000, or 23% of total revenues, from $10,707,000, or 18% of total revenues, for fiscal 1995.

GROSS MARGIN
------------

Gross margin of 35% for fiscal 1996 reflected a decline of ten percentage points from 45% in fiscal 1995. The decrease was attributable to a decrease in product margin of ten percentage points and a decrease in service and other margin of eight percentage points. The decreased product margin was substantially caused by inventory write-downs of $4,058,000 resulting primarily from a decline in overall market demand for the Company's SES Motorola-based systems as well as a shift in the mix of sales away from the higher margin SES products. The decreased service and other margin was caused by inventory write-downs of $1,294,000 related to the reduction in the amount of spares required to support SES Motorola-based products as well as a one-time license fee margin of $1,000,000 included in fiscal 1995.

Excluding the effect of SES, gross margin was 34% in fiscal 1996 compared to 38% in fiscal 1995. This decrease in gross margin from ongoing operations was substantially caused by a shift in the mix of revenues to lower margin products and the reduction in sales to one customer to whom the Company had made significant sales during 1995.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's fiscal 1996 research and development expenses of $12,780,000 decreased 2% from $13,044,000 for fiscal 1995. As a percent of revenues, research and development expenses remained relatively unchanged, at 13% of revenues. Research and development spending for fiscal 1996 was focused on efforts to further expand product offerings for its ongoing operations, and in particular on the introduction of the HARDBODY. In addition, the Company continued its research and development activities on highly available Intel-based servers.

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

OTHER CHARGES
-------------

During the third quarter of 1996, the Company recorded other charges related to severance costs and other asset write-downs. (See Note 1 to consolidated financial statements).

OPERATING INCOME (LOSS)
-----------------------

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

INCOME TAXES
------------

The Company recorded provisions for income taxes of $191,000 for fiscal 1996 compared to $960,000 for fiscal 1995. The fiscal 1996 provisions are primarily for state income taxes and income taxes on foreign operations. The decrease from fiscal 1995 resulted from losses incurred during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $8,386,000 and working capital of $20,137,000. This compared to cash and cash equivalents of $12,287,000 and working capital of $26,512,000 at June 30, 1996.

Cash generated from operations was $3,168,000 for fiscal 1997. Cash provided from operations was favorably impacted by the significant decrease in accounts receivable and other current assets and the increase in accounts payable, which was partially offset by the decrease in accrued expenses primarily resulting from the payments of other charges.

During fiscal 1996, in response to the accelerating decline in demand for the SES Motorola-based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 in the third quarter of fiscal 1996. Payments of approximately $1,411,000 and $1,195,000 were made in connection with these charges during fiscal 1997 and 1996, respectively. As of June 30, 1997, activities and payments related to these other charges were complete.

The decline in capital expenditures from $2,231,000 in fiscal 1996 to $1,728,000 in 1997 was primarily related to the sale of SES. Capital expenditures in 1997 were primarily related to the purchase of manufacturing equipment. Capital expenditures for fiscal 1998 are expected to continue at the fiscal 1997 level.

On September 10, 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. In April 1997, the Board of Directors authorized increasing the repurchase of up to an additional 500,000 shares of the Company's common stock. Therefore, the total shares authorized to be repurchased during the fiscal year ending June 30, 1997 was 2,500,000. During fiscal 1997, the Company repurchased approximately 2,219,000 shares of its common stock at an average price of $2.29 per share for an aggregate purchase price of approximately $5,079,000.

The Company believes that its present cash flow and cash balances are adequate for its operating needs and capital expenditures through fiscal 1998.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

The following statements are filed as part of this Annual Report on Form 10-K:

                                                                          Page No.
                                                                          --------

  Reports of Independent Accountants                                      F-1

  Consolidated Balance Sheets at June 30, 1997 and 1996                   F-2

  Consolidated Statements of Operations for the three years
   ended June 30, 1997                                                    F-3

  Consolidated Statements of Cash Flows for the three
   years ended June 30, 1997                                              F-4

  Consolidated Statements of Stockholders' Equity for the
      three years ended June 30, 1997                                     F-5

  Notes to Consolidated Financial Statements                              F-6

  Report of Independent Accountants on Financial Statement Schedule       F-18

  Schedule II - Valuation and Qualifying Accounts                         F-19


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------     FINANCIAL DISCLOSURE

                         None.

                                    PART III

ITEM 10  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-------

The information required for Part III, ITEM 10 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997. Such information will be contained in the sections of the Proxy Statement captioned "Directors" and "Executive Officers".

ITEM 11  -  EXECUTIVE COMPENSATION
-------

The information required for Part III, ITEM 11 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997. Such information will be contained in the sections of the Proxy Statement captioned "Report of the Compensation Committee", "Directors' Compensation", "Named Executive Officers' Compensation", "Option Grants and Exercises" and "Comparative Stock Performance".

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The information required for Part III, ITEM 12 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997. Such information will be contained in the section of the Proxy Statement captioned "Voting Securities and Certain Holders Thereof".

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

The information required for Part III, ITEM 13 in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997. Such information will be contained in the section of the Proxy Statement captioned "Certain Transactions".

                                    PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------

(a)  Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)  Financial Statement Schedules

     The Financial Statement Schedule is listed on page 23 of this Annual Report on Form 10-K.

(c)  Reports on Form 8-K

     None.

The following trademarks are mentioned in this Annual Report on Form 10-K:

     Sequoia is a registered trademark of General Automation, Inc. HARDBODY is a trademark of Texas Micro Inc.
     Calvin is a trademark of Texas Micro Inc.
     UNIX is a registered trademark of UNIX System Laboratories, Inc. Windows is a registered trademark of Microsoft Corporation. Windows NT is a trademark of Microsoft Corporation.
     Intel is a registered trademark of Intel Corporation.
     Pentium, Pentium Pro and Pentium II are registered trademarks of Intel Corporation.
     Motorola is a registered trademark of Motorola, Inc.
     CompactPCI is a registered trademark of PICMG.

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

        Signature                        Title                        Date
        ---------                        -----                        ----
/s/  J. Michael Stewart        President, Chief Executive      September 15, 1997
-----------------------------  Officer and Director
J. Michael Stewart             (principal executive officer)


/s/  Francis J. Hughes, Jr.    Chairman of the Board           September 15, 1997
-----------------------------  of Directors
Francis J. Hughes, Jr.


/s/  Kermit R. Sumrall         Secretary and Acting Chief      September 15, 1997
-----------------------------  Financial Officer
Kermit R. Sumrall              (principal financial and
                               accounting officer)


/s/  Dean C. Campbell          Director                        September 15, 1997
-----------------------------
Dean C. Campbell

/s/  John F. Smith             Director                        September 15, 1997
-----------------------------
John F. Smith

/s/  A. Theodore Engkvist      Director                        September 15, 1997
-----------------------------
A. Theodore Engkvist

/s/  Dennis M. Malloy          Director                        September 15, 1997
-----------------------------
Dennis M. Malloy

/s/  Frank B. Ryan             Director                        September 15, 1997
-----------------------------
Frank B. Ryan

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number                   Description
------                   -----------

 2.1                Merger and Stock Purchase Agreement dated as of November 9, 1995 by and among the
                    Company, Sequoia Acquisition Corporation, SPCO, Inc. and Keystone International,
                    Inc., as amended (incorporated by reference from Exhibit 2.1 to the Company's
                    Registration Statement on Form S-4 (File No. 33-54777), filed on February 21, 1995).
 2.2                Amendment No. 1 to the Merger Agreement, dated as of
                    February 7, 1995 (incorporated by reference from Exhibit
                    2.2 to the Company's Registration Statement on Form S-4
                    (File No. 33-54777), filed on February 21, 1995).
 2.3                Amendment No. 2 to the Merger Agreement, dated as of
                    February 23, 1995 (incorporated by reference from
                    Exhibit 2.3 to the Company's Registration Statement on
                    Form S-4/A (File No. 33-54777), filed on February 24, 1995).
 3.1                Restated Certificate of Incorporation of the Company
                    (incorporated by reference to the Company's Amendment
                    No. 2 to the Annual Report on Form 10-K filed on February 21, 1995).
 3.2                Certificate of Amendment of Restated Certificate of Incorporation of the
                    Company (incorporated by reference to the Company's 1995 Annual Report on
                    Form 10-K filed September 25, 1995 (File no. 0-18238)).
 3.3                Amended and Restated By-Laws of the Company (incorporated by reference to
                    Exhibit 3.2 to the  Company's Registration Statement on Form S-1 (File No. 33-33024)).
 3.4                Certificate of Amendment of Restated Certificate of Incorporation of the Company
                    (incorporation by reference to the Company's Quarterly  Report on Form 10-Q for
                    the quarter ended March 30, 1997 filed May 12, 1997 (File no. 01-18238)).
10.1                1986 Incentive Stock Option Plan and 1986 Supplemental Incentive Stock Option
                    Plan (collectively the  "Option Plans") and related form of stock option agreements (incorporated  by reference to Exhibit 10.10 and Exhibit 10.11, respectively, to the Company's Registration Statement on Form S-1  (File No. 33-
                    33024)).+
10.2                Amendment to the Option Plans (incorporated by reference to Exhibit 10.42 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).+
10.3                Amendment to the Option Plans adopted December 13, 1994 (incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed September 25,
                    1995 (File no. 0-18238)).
10.4                1990 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit
                    10.45 to the Company's 1990 Annual Report on Form 10-K (File No. 0-18238)).
10.5                1993 Employee Stock Purchase Plan (incorporated by reference to the Company's
                    1995 Annual Report on Form 10-K filed September 25, 1995 (File no. 0-18238)).


10.6                Amendment to the 1993 Employee Stock Purchase Plan, adopted December 13,
                    1994 (incorporated by reference to the Company's 1995 Annual Report on Form
                    10-K filed September 25, 1995 (File no. 0-18238)).
10.7                1995 Outside Directors' Stock Option Plan (incorporated by reference to the
                    Company's 1995 Annual Report on Form 10-K filed September 25, 1995
                    (File no. 0-18238)).
10.8                401(k) Plan of the Company (incorporated by reference to Exhibit 10.37 to the
                    Company's Registration Statement on Form S-1 (File No. 33-33024)).+
10.16               Asset Sale Agreement by and between Intel Corporation and Texas Microsystems,
                    Inc. dated November 30, 1994 (incorporated by reference to the Company's 1995
                    Annual Report on Form 10-K filed September 25, 1995 (File no. 0-18238)).
10.17               Consent and Undertakings of the Company filed February 24, 1995 in Securities and Exchange Commission v. Sequoia Systems, Inc. et al., U.S. District Court,
                    District of Columbia (incorporated by reference to the Company's 1995 Annual
                    Report on Form 10-K filed on September 26, 1995).
10.18               Lease by and between Chevron U.S.A. Inc. and Texas Microsystems, Inc. dated
                    December 11, 1992, as amended (incorporated by reference to the Company's
                    1995 Annual Report on Form 10-K filed September 25, 1995 (File no. 0-18238)).
10.19               Letter of Employment between the Company and J. Michael Stewart dated
                    March 31, 1995 (incorporated by reference to the Company's 1995 Annual
                    Report on Form 10-K filed September 25, 1995 (File no. 0-18238)).
10.22               1996 Long-Term Incentive Plan, adopted March 12, 1996 (incorporated by reference to the Company's 1996 Annual Report on Form 10-K filed
                    September 25, 1996 (File no. 0-18238)).+
10.24               Employment Agreement dated March 21, 1997 between the Company and Jack J.
                    Stiffler (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed May 12, 1997
                    (File no. 01-18238)).+
10.25               Amendment No. 2 to the 1993 Employee Stock Purchase Plan, adopted April
                    16, 1997 (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed May 12, 1997
                    (File no. 01-18238)).+
10.26               Amendment No. 1 to the 1996 Long-Term Incentive Plan adopted April 16,
                    1997 (incorporation by reference to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended March 30, 1997 filed May 12, 1997 (File
                    no. 01-18238)).+
21                  Subsidiary of the Company.*
23.1                Consent of Coopers & Lybrand L.L.P.*
27                  Financial Data Schedule*

     *              Filed herewith
     +              Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Texas Micro Inc.:

We have audited the accompanying consolidated balance sheets of Texas Micro Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ending June 30, 1997. These financial statements give retroactive effect to the merger of Texas Micro Inc. (formerly Sequoia Systems, Inc.) and the TMI Group on March 31, 1995, which has been accounted for using the pooling of interest method as described in Note 1 to the consolidated financial statements. These financial statements are the responsibility of the Company's management.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Micro Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ending June 30, 1997, in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.
Houston, Texas
September 5, 1997

CONSOLIDATED BALANCE SHEETS                   TEXAS MICRO INC. AND SUBSIDIARIES


                                                                (in thousands)

ASSETS                                                        June 30,  June 30,
                                                                1997      1996
                                                              -----------------
Current Assets:
  Cash and cash equivalents                                   $ 8,386   $12,287
  Accounts receivable, net of allowance
   for doubtful accounts of $833 at
   June 30, 1997 and $1,018 at June 30, 1996                    9,108    13,371
  Inventories                                                   9,636    13,491
  Other current assets                                          3,062     1,923
                                                              -----------------
         Total current assets                                  30,192    41,072
                                                              -----------------

Equipment and Improvements, at cost:
  Computer equipment                                            3,781    12,473
  Machinery and equipment                                       4,014     5,293
  Equipment under capital lease                                     -     2,337
  Furniture and fixtures                                        1,005     1,504
  Leasehold improvements                                          968     1,683
                                                              -----------------
                                                                9,768    23,290
         Less - Accumulated depreciation and amortization       6,113    18,603
                                                              -----------------
                                                                3,655     4,687
                                                              -----------------

Other Assets                                                      177       592
                                                              -----------------
Total Assets                                                  $34,024   $46,351
                                                              =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $ 5,115   $ 4,743
  Accrued expenses                                              4,940     9,203
  Deferred revenue                                                  -       558
  Current portion of capital lease obligations                      -        56
                                                              -----------------
         Total current liabilities                             10,055    14,560
                                                              -----------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.40 par value:
    Authorized--12,500 shares at June 30, 1997 and 1996
    Issued--none                                                    -         -
  Common stock, $.40 par value:
    Authorized--35,000 shares at June 30, 1997 and 1996
    Issued--15,643 shares at June 30, 1997, and 15,579
    shares at June 30, 1996                                     6,257     6,232
  Additional paid-in capital                                   80,314    80,207
  Accumulated deficit                                         (57,566)  (54,805)
  Treasury stock, at cost, 2,157 shares at June 30, 1997       (4,938)        -
  Cumulative translation adjustment                               (98)      157
                                                              -----------------
         Total stockholders' equity                            23,969    31,791
                                                              -----------------
Total Liabilities and Stockholders' Equity                    $34,024   $46,351
                                                              =================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                              TEXAS MICRO INC. AND SUBSIDIARIES

                                                                     For the years ended June 30,
                                                                      1997           1996          1995
                                                                -------------------------------------------
                                                                    (in thousands, except per share data)
Revenues
      Product                                                          $61,060      $ 87,940       $ 88,145
      Service and Other                                                  3,932        14,282         15,894
                                                                -------------------------------------------
               Total revenues                                           64,992       102,222        104,039

Cost of Revenues
      Product                                                           42,496        57,801         48,985
      Service and Other                                                  1,846         8,463          8,094
                                                                -------------------------------------------
               Total cost of revenues                                   44,342        66,264         57,079

               Gross profit                                             20,650        35,958         46,960

Research and Development Expenses                                        8,552        12,780         13,044
Selling, General and Administrative Expenses                            15,185        25,206         28,052
Other Charges                                                                -         3,010              -
                                                                -------------------------------------------
               Total operating expenses                                 23,737        40,996         41,096

               Income (loss) from operations                            (3,087)       (5,038)         5,864

Interest Income                                                            486           668            809
Interest Expense                                                            (2)          (17)          (290)
Other Income (Expense)                                                     (37)           61           (146)
                                                                -------------------------------------------
               Income (loss) before provisions for income               (2,640)       (4,326)         6,237
               taxes

Provision for Income Taxes                                                 104           191            960
                                                                -------------------------------------------

               Net income (loss)                                       ($2,744)       ($4,517)      $ 5,277
                                                                ===========================================


Net Income (Loss) Per Common and Common Share Equivalent                ($0.19)        ($0.29)      $  0.34
                                                                ===========================================

Weighted Average Number of Common and Common Share
   Equivalents Outstanding                                              14,658         15,423        15,565
                                                                ===========================================



The accompanying notes are an integral part of these consolidated financial statements.


 CONSOLIDATED STATEMENTS OF CASH FLOWS                                  TEXAS MICRO INC. AND SUBSIDIARIES

                                                                           For the years ended June 30,
                                                                            1997          1996          1995
                                                                      -----------------------------------------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            ($2,744)     ($4,517)      $ 5,277
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
        Depreciation                                                           1,559        2,181         2,553
        Amortization                                                             185          160           518
        Write down of equipment                                                    -           52             -
        Provisions for inventories                                             1,402        5,352           573
        Provisions for bad debts                                                  (9)          12            51
        Other charges                                                              -          496             -
        Changes in assets and liabilities:
                      Accounts receivable                                      2,560         (644)           19
                      Inventories                                               (972)      (2,221)       (7,588)
                      Income taxes                                               (22)         241           423
                      Deferred tax asset, net                                      -            -          (491)
                      Other current assets                                     1,091           (6)          (78)
                      Accounts payable                                         1,158       (2,066)          426
                      Accrued expenses                                        (1,550)        (146)         (373)
                      Deferred revenue                                           510         (330)           75
                                                                      -----------------------------------------
Net cash provided by (used in) operating activities                            3,168       (1,436)        1,385
                                                                      -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and improvements                                (1,728)      (2,231)       (2,477)
        Increase in other assets                                                (499)        (220)       (1,042)
                                                                        ---------------------------------------
Net cash used in investing activities                                         (2,227)      (2,451)       (3,519)
                                                                        ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of obligations under capital leases                            (33)        (125)         (121)
        Short-term debt                                                            -            -        (2,372)
        Long-term debt                                                             -            -        (1,645)
        Proceeds from issuance of common stock                                   256          978           449
        Purchase of treasury stock                                            (5,079)           -             -
                                                                        ---------------------------------------
Net cash provided by (used in) financing activities                           (4,856)         853        (3,689)
                                                                        ---------------------------------------

Effect of exchange rates on cash                                                  14            4           116
                                                                        ---------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,901)      (3,030)       (5,707)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  12,287       15,317        21,024
                                                                        ---------------------------------------

CASH AND CASH EQUIVALENTS, END OF  YEAR                                      $ 8,386      $12,287       $15,317
                                                                        =======================================


Supplemental Disclosure of Cash Flow Information:
        Cash paid during the year for:
                     Interest                                                $     2      $    16       $   532
                     Income taxes paid (refunds received)                        (15)         (13)        1,090

The accompanying notes are an integral part of these consolidated  financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  TEXAS MICRO INC. AND SUBSIDIARIES

                                                                                  For the years ended June 30,
                                                                                         (in thousands)
                                                 ----------------------------------------------------------------------------------
                                                           Additional                                        Cumulative
                                                 Common      Paid-in   Preferred    Accumulated   Treasury   Translation
                                                 Stock       Capital   Dividends      Deficit       Stock    Adjustment     Total
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1994                           $5,960      $79,052       ($61)     ($55,504)     $  -         $  37       $29,484
  Issuance of common stock pursuant
    to stock option and employee stock
    purchase plans (266 shares)                     106          343         -            -           -           -             449
  Foreign currency translation                      -            -           -            -           -           116           116
  Dividends paid on convertible preferred
    stock                                           -            -            61          (61)        -           -             -
  Net Income                                        -            -           -          5,277         -           -           5,277
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1995                            6,066       79,395         -        (50,288)        -           153        35,326
  Issuance of common stock pursuant
    to stock option and employee stock
    purchase plans (414 shares)                     166          812         -            -           -           -             978
  Foreign currency translation                      -            -           -            -           -             4             4
  Net loss                                          -            -           -         (4,517)        -           -          (4,517)
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1996                            6,232       80,207         -        (54,805)        -           157        31,791
  Issuance of common stock pursuant
    to stock option and employee stock
    purchase plans (125 shares)                      25          107         -            (17)        141         -             256
  Foreign currency translation                      -            -           -            -           -          (255)         (255)
  Net loss                                          -            -           -         (2,744)        -           -          (2,744)
  Treasury stock purchased (2,219 shares)           -            -           -            -        (5,079)        -          (5,079)
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1997                           $6,257      $80,314     $   -       ($57,566)    ($4,938)       ($98)      $23,969
                                                 ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications, industrial automation and mobile computing markets. The Company operates in one segment, computer systems.

DISPOSITION OF ASSETS

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit ("SES") to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. SES markets the Sequoia brand of fault tolerant and business critical systems and upgrade products for on-line transaction processing and other interactive applications, in which system availability fast response times and data integrity are critical. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets and did not affect fiscal 1997 earnings.

The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. The amount of consideration exceeding $5,140,000 was not recognized as a gain during fiscal 1997 due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,140,000, the Company will recognize the consideration as a gain related to the disposition. Deferred cash payments of $1,078,000 were received in connection with the disposition during fiscal 1997. The Company also received 750,000 shares of General Automation, Inc. common stock during fiscal 1997. In accordance with the asset purchase agreement, only 400,000 shares of common stock were included as $1,000,000 of consideration in fiscal 1997. The 400,000 shares are recorded at market and are included in other current assets at June 30, 1997. Of the remaining 350,000 shares of common stock, 200,000 and 150,000 shares will be included as consideration and will become available for sale on October 11, 1997 and 1998, respectively. No value was assigned to the 350,000 shares. Additionally, the Company received warrants to purchase 250,000 shares of General Automation, Inc. common stock at an exercise price of $2.50 per share. The warrants are exercisable by the Company from October 11, 1997 to October 11, 2000. No value was assigned to the warrants. The total net book value of the net assets sold is owed by General Automation, Inc. on or prior to one year after the sale. In July 1997, the Company received $239,000 in deferred payments from General Automation, Inc.

MERGER AND STOCK PURCHASE

On March 31, 1995, the Company completed a merger and stock purchase pursuant to which the Company acquired all of the common stock of SPCO, Inc., along with its subsidiaries, including Texas Microsystems, Inc., (the "TMI Group") (collectively the "Transaction"). The Company issued 5,272,944 shares of its common stock in exchange for all the common stock and securities to acquire the common stock of each

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

of the members of the TMI Group. The Transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all comparative periods have been restated to include the results of operations, the financial position and cash flows of the TMI Group.

Total transaction costs of approximately $2,134,000 were expensed as incurred in the first nine months of fiscal 1995. These transaction costs included fees to financial advisors and legal, accounting, printing and other related expenses incurred in connection with the merger.

The consummation of the Transaction was substantially coincident with the fiscal third quarter 1995 closing. For the period prior to the Transaction, revenues and net income for the nine months ended April 2, 1995 were $32,850,000 and $2,097,000 for SES and $44,337,000 and $1,463,000 for the TMI Group,
respectively. Net income for the nine months ended April 2, 1995 includes pre-tax expenses related to the Transaction of $1,236,000 for SES and $898,000 for the TMI Group.

OTHER CHARGES

During fiscal 1996, in response to the accelerating decline in demand for the SES Motorola-based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result of management's actions, the Company recorded other charges of $3,010,000 related to severance costs and other asset write-downs. These other charges included: $2,401,000 of severance and related costs, $284,000 to write off other current and long-term assets which were no longer used and $325,000 for other contractual obligations related to these actions. The workforce reductions comprised approximately 10%, or 43 personnel, and were made across all functions. Payments of approximately $1,411,000 and $1,195,000 were made in connection with these charges during fiscal 1997 and 1996, respectively. As of June 30, 1997, activities and payments related to these other charges were complete.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at cost, which approximates market. Cash equivalents consist of highly liquid investments with a maturity of three months or less.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

INVENTORIES

Inventories are stated at the lower of average cost (first-in, first-out) or market which requires the periodic assessment of net realizable value. The difference between cost and market is charged to income in the period the impairment is determined. Inventory including materials, labor and manufacturing overhead consists of the following at June 30:


                              (in thousands)
                              1997      1996
                            -----------------
Raw materials               $ 6,860   $ 9,884
Work-in-process               1,660     2,057
Finished goods                1,116     1,550
                            -----------------
                            $ 9,636   $13,491
                            -----------------

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

SOFTWARE LICENSE FEES AND ROYALTIES

The SES business unit has entered into license and royalty agreements for software to be incorporated into certain computer systems held for resale. The initial fees under such software license arrangements are capitalized in other assets and amortized over the lesser of the term of the license agreement or on a straight-line basis over three to five years. Royalty payments are expensed upon the sale of computer systems that incorporate the licensed software. There were no software license fees at June 30, 1997 and $487,000 of software license fees at June 30, 1996, net of accumulated amortization of $683,000.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

REVENUE RECOGNITION

Revenues from product sales, which include revenues from software licenses, are recognized upon shipment unless significant uncertainties exist. SES service and other revenues include maintenance, installation fees, professional services, rental revenue and license fees. Service and other revenues related to maintenance agreements are recognized ratably over the period in which the service is provided. All other service and other revenues are recognized as earned. License fees are recognized as revenue upon receipt of non-refundable payments.

During fiscal 1995, the Company received $1,000,000 in software license fees, included in service and other revenues, as the final payment from a development and distribution agreement.

RESEARCH AND DEVELOPMENT

Costs relating to research and development are expensed as incurred.

NET INCOME (LOSS) PER SHARE

Primary and fully diluted earnings per share are not separately stated as they are substantially the same. Net income (loss) per share was based on the weighted average number of common and common share equivalents outstanding during the year, computed in accordance with the treasury stock method. Under this method, common share equivalents are not included in the calculation for loss periods, as their impact would be anti-dilutive. The net income (loss) per share calculations for all years presented include shares issued to consummate the pooling transaction on March 31, 1995 (see Note 1).

FOREIGN CURRENCY TRANSLATION

Operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange in effect at the end of the fiscal year for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Income and expenses are translated at average exchange rates prevailing during the fiscal year. These translation adjustments are recorded as a separate component of stockholders' equity.

Transaction gains and (losses) recognized by the Company amounted to ($84,000), $26,000, and ($82,000) for the years ended June 30, 1997, 1996 and 1995, respectively.

POSTRETIREMENT BENEFITS

The Company sponsors a defined contribution employee savings and retirement plan ("the Plan"), which covers only United States employees. Participants may contribute up to 18% of their annual compensation. The Company matches 50 percent of a participant's contribution, paying up to a maximum of 3 percent of the participant's gross pay. The Company made contributions of $179,000, $190,000 and $231,000 in fiscal 1997, 1996 and 1995, respectively.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

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

WARRANTY OBLIGATIONS

The Company generally provides its products with a one- to two-year warranty. The Company records estimated warranty costs at the time of sale.

EARNINGS PER SHARE AND INFORMATION ABOUT CAPITAL STRUCTURES

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

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - DEBT


The Company, through its subsidiary Texas Microsystems, Inc., had (i) a $2,000,000 term loan, payable in equal monthly installments based on a three-year amortization with the balance due on June 1, 1997, (ii) a $4,000,000 revolving line of bank credit and (iii) a zero coupon note payable to Keystone International with $415,000 due. Following the Transaction in 1995, the Company paid all the bank and long-term debt of Texas Microsystems, Inc. totaling $5,229,000 and terminated these agreements.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30:

                                               (in thousands)
                                            1997           1996
                                           ---------------------
Compensation and benefits                  $ 1,866       $ 3,023
Commissions and royalties                      421           989
Warranty expense                               549           673
Customer credit balances                       622           282
Other charges                                   -          1,382
Other                                        1,482         2,854
                                           ---------------------
                                           $ 4,940       $ 9,203
                                           ---------------------

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

NOTE 5 - INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30:

                                      (in thousands)
                                1997      1996      1995

Current
   Federal income taxes        $  -      $  -      $1,260
   State income taxes             79       151         91
   Foreign income taxes           25        40        100
                               --------------------------
      Total current              104       191      1,451
                               --------------------------
Deferred
   Federal income taxes           -         -        (491)
                               --------------------------
      Total provision          $ 104     $ 191     $ 960
                               --------------------------

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows for the years ended June 30:

                                                1997       1996       1995
                                                ---------------------------
Federal statutory rate                          34.0%      34.0%      34.0%
Net benefit of tax credits and
 operating loss carryforwards                    -          -        (21.0%)
State income taxes, net of federal benefit      (3.0%)     (3.4%)      1.0%
Federal Alternative Minimum Tax                  -          -          0.8%
Net losses without tax benefit                 (34.0%)    (34.0%)      -
Foreign income tax                              (0.9%)     (1.0%)      1.6%
Other                                            -          -         (1.0%)
                                                ---------------------------
Effective tax rate                              (3.9%)     (4.4%)     15.4%
                                                ---------------------------

The components of the deferred tax asset at June 30, are as follows:

                                                            (in thousands)
                                                          1997          1996
                                                        --------      --------
    NOL carryforward                                    $ 19,692      $ 22,448
    Property and equipment                                   104           280
    Inventories                                              979         3,096
    Bad debt reserve                                         498           573
    Other                                                    786         1,341
                                                        --------      --------
    Total asset                                           22,059        27,738
    Valuation allowance                                  (21,064)      (26,743)
                                                        --------      --------
    Deferred tax asset, net                             $    995      $    995
                                                        --------      --------

Due to the uncertainty surrounding realization of the deferred tax assets in future tax returns, the Company has established a valuation allowance against substantially all of its otherwise recognizable deferred asset.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

The Tax Reform Act of 1986 ("the Act"), enacted in October 1986, limits the amount of net operating loss carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership in excess of 50%, as defined in the Act, which has limited the Company's ability to utilize in any one year the net operating loss carryforwards incurred prior to the change in ownership occurring upon the Company's initial public offering. The Company estimates that the total net operating loss carryforward subject to this limitation is approximately $23,500,000. The utilization of the available net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change is limited to approximately $2,700,000 in each year subsequent to the change in ownership until fiscal 2002, at which time the unused net operating loss carryforwards will expire. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Company's net operating loss and general business credit carryforwards at June 30, 1997, were approximately $56,250,000 ($32,750,000 unrestricted) and $3,600,000, respectively. Included within the net operating losses is approximately $4,650,000 of Incentive Stock Option deductions. This deduction, when utilized, will be a direct credit to stockholders' equity and will not benefit the statement of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

On September 10, 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock, on the open market or in negotiated transactions, during the fiscal year ending June 30, 1997. In April 1997, the Board of Directors authorized increasing the repurchase of up to an additional 500,000 shares of the Company's common stock. During fiscal 1997, the Company repurchased approximately 2,219,000 shares of its common stock at an average price of $2.29 per share for an aggregate purchase price of approximately $5,079,000.

STOCK OPTION PLANS

During fiscal 1996, the stockholders approved the 1996 Long Term Incentive Plan ("1996 Plan"). As a result, no further grants were or will be made under the 1986 Incentive Stock Option Plan ("Incentive Plan") and the 1986 Supplemental Stock Option Plan ("Supplemental Plan"), which expired on March 12, 1996. The 1996 Plan provides for the grant of incentive stock options to officers and employees of the Company at no less than the fair market value on the date of grant and non-qualified stock options at no less than 65% of the fair market value at the date of grant. Options generally expire ten years from the date of grant or, if applicable, three months after termination of the optionee's employment and vest within four years of the grant date. Additionally, the 1996 Plan provides for awards of Stock Appreciation Rights ("SARs") to be granted either in tandem with grants of stock options or separately. The exercise price of a SAR may not be less than the fair market value of a share on the date of grant or, in the case of a SAR granted in relation to an option, not less than the option exercise price. Other awards in shares may be granted by an appropriate committee of the Board of Directors under the 1996 Plan. On April 16, 1997, the stockholders approved increasing the options which may be issued

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

under the 1996 Plan to 950,000 from 600,000. A maximum of 120,000 stock options or SARs may be granted to any one participant in any one calendar year. No more than 100,000 shares in other awards may be granted with a maximum of 25,000 shares to an individual in a calendar year.

The Incentive Plan provided for the grant of incentive stock options to officers and employees of the Company at a price no less than the fair market value on the date of the grant. The Supplemental Plan provided for the grant of nonqualified stock options to employees and consultants at no less than 85% for the fair market value on the date of grant. Options generally expire ten years from the date of grant or, when applicable, three months after termination of the optionee's employment and vest within four years of the grant date.

During fiscal 1990, the Company established the 1990 Outside Directors' Stock Option Plan ("the 1990 Directors' Plan") which provides for the issuance of nonqualified stock options at a price no less than the fair market value on the date of grant to members of the Company's Board of Directors who are not employees of the Company. An aggregate of 131,000 shares of common stock was reserved for issuance under the 1990 Directors' Plan. The options expire upon the earlier of ten years from the date of grant or six months after the director ceases to be a director of the Company and are exercisable on the grant date. This plan expired on June 7, 1995. The 131,000 shares allocated to the plan are available for allocation to other 1995 plans at the Board of Directors' discretion.

During fiscal 1995, the Company established the 1995 Outside Directors' Stock Option Plan ("the 1995 Directors' Plan"). The terms of the 1995 Plan are substantially identical to the 1990 Directors' Plan. An aggregate of 150,000 shares of common stock was reserved for issuance under the 1995 Directors' Plan. This plan expires on July 1, 1999.

During fiscal 1996, the Company allowed holders of 1,143,000 options that were to acquire an aggregate of 1,143,000 shares of the Company's common stock previously granted under the Company's Stock Option Plans at exercise prices ranging from $4.00 to $8.25 to exchange such options through the cancellation of those options and the reissuance of new options with similar terms but at an exercise price of $3.88, the fair market value of a share of the Company's common stock on the date of exchange. The vesting schedules with respect to 611,000 of such options remain unchanged. Vesting schedules for the balance of the options, which were performance related, commenced on the effective date of the exchange.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

The following table summarizes the option activity under the Company's various stock option plans for the respective periods (shares in 000's).

                                               1997                            1996                             1995
                              ------------------------------     ------------------------------    ----------------------------
                                                   Weighted-                          Weighted-                       Weighted-
                                                    Average                            Average                         Average
                                                    Exercise                           Exercise                        Exercise
                                    Shares            Price            Shares            Price          Shares           Price
                              ------------------------------------------------------------------------------------------------
Outstanding at July 1                1,625            $3.39             1,569            $3.08           1,308           $2.31
  Options granted                      700             2.28             2,452             4.68             523            3.99
  Options exercised                    (59)            1.73              (341)            2.14            (222)            .73
  Options forfeited/expired           (821)            3.30            (2,055)            4.90             (40)           2.73
                              ------------------------------------------------------------------------------------------------
Outstanding at June 30               1,445             2.97             1,625             3.39           1,569            3.08
                              ------------------------------------------------------------------------------------------------
Exercisable at June 30                 633             3.21               825             3.01             700            2.78
                              ------------------------------------------------------------------------------------------------
Available for grant at June 30         428                -               714                -           1,334               -
                              ------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at June 30, 1997 (shares in 000's).

                             Options Outstanding                         Options Exercisable
              -----------------------------------------------    ---------------------------------
                                   Weighted-
                   Remaining        Average       Weighted-            Number         Weighted-
   Range of       Outstanding      Remaining       Average           Exercisable       Average
   Exercise           at          Contractual     Exercise               at            Exercise
    Prices       June 30, 1997       Life           Price           June 30, 1997       Price
--------------------------------------------------------------------------------------------------
$0.80 -  1.94                52           2.06          $1.28                   52           $1.28
 2.00 -  2.44               686           8.73           2.23                  201            2.19
 2.50 -  3.69               145           8.05           2.71                   75            2.83
 3.88                       485           8.27           3.88                  228            3.88
 4.00 - 11.44                77           6.84           5.54                   77            5.55
--------------------------------------------------------------------------------------------------
                          1,445           8.17          $2.97                  633           $3.21
--------------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLANS

In April 1997, the stockholders approved an amendment to the 1993 Employee Stock Purchase Plan ("the 1993 Plan") to extend its termination date from June 30, 1997 until June 30, 1999. A total of 750,000 shares of common stock may be issued under the 1993 Plan in a series of semi-annual offerings. Eligible employees are able to purchase up to 500 shares semi-annually of the Company's common stock at 85% of market price, as defined by the 1993 Plan. The Company issued 66,110, 72,991 and 42,967 shares under the plan during fiscal 1997, 1996 and 1995, respectively.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

PRO FORMA INFORMATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock-based compensation plans. The Company was not required under APB No. 25 to record compensation expense for stock options granted during fiscal years 1997, 1996 and 1995. If the Company had elected to recognize compensation cost for these plans (including the Employee Stock Purchase Plan), consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                     Year Ended June 30, 1997       Year Ended June 30, 1996
                   ----------------------------   ----------------------------
                     Net Loss    Loss Per Share     Net Loss    Loss Per Share
                   ----------------------------   ----------------------------
As Reported          ($2,744)       ($0.19)         ($4,517)         ($0.29)
Pro Forma            ($3,129)       ($0.21)         ($5,273)         ($0.34)

The pro forma effect on net income (loss) for 1997 and 1996 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995 and fiscal 1997 and 1996 pro forma amounts include the impact of the fiscal 1996 option repricing.

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes options-pricing model with the following weighted-average assumptions for 1997 and 1996: expected volatility of 58% in 1997 and 58% in 1996; a risk free interest rate of 6.4% in 1997 and 5.9% in 1996; an expected dividend yield of 0% for both years; and an expected life of 5 years in 1997 and 4 years in 1996. The weighted-average assumptions used for the 1993 Plan for 1997 and 1996 were: expected volatility of 50% in 1997 and 50% in 1996; a risk free interest rate of 5.4% for both years; an expected dividend yield of 0% for both years; and an expected life of 6 months for both years. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $0.74 and $1.11, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space for its headquarters and sales offices under various operating arrangements that expire at various dates through 2000. Minimum future rental payments total $992,000, $850,000 and $850,000 for fiscal 1998, 1999 and 2000, respectively. Approximately $1,360,000, $2,613,000 and
$2,098,000 were charged to rent expense in fiscal 1997, 1996 and 1995, respectively, under operating lease agreements.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

LEGAL PROCEEDINGS

In the normal course of business, the Company is, from time to time, subject to various claims and legal proceedings. The Company believes that the ultimate outcome of pending matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

NOTE 8 - SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

For the fiscal years ended June 30, 1997 and 1996, there were no sales to any customer representing greater than 10% of revenue. The Company had one customer that represented 13% of revenues for the year ended June 30, 1995.

The following summarizes domestic and export sales for the years ended June 30:

                                   (in thousands)
                             1997       1996       1995
                           ------------------------------
Domestic                   $ 43,892   $ 78,059   $ 80,594
Foreign                       8,234     12,144     10,592
Export--
 Europe                       5,512      3,799      5,505
 Asia                         2,249      1,674      3,162
 All other                    5,105      6,546      4,186
                           ------------------------------
                           $ 64,992   $102,222   $104,039
                           ------------------------------

Percent:
Domestic                         68%        76%        78%
Foreign                          13         12         10
Export--
 Europe                           8          4          5
 Asia                             3          2          3
 All other                        8          6          4
                           ------------------------------
                                100%       100%       100%
                           ------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Texas Micro Inc.:

Our report on the consolidated financial statements of Texas Micro Inc. and subsidiaries is included on page F-1 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended June 30, 1997 listed in the index of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.
Houston, Texas
September 5, 1997

                                                                                                         SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS                                 TEXAS MICRO INC. AND SUBSIDIARIES

                                                             Additions
                                                     ---------------------------
                                         Balance at  Charged to       Charged to                         Balance at
                                         Beginning   Costs and          Other                              End of
Description                              of Period    Expenses         Accounts           Deductions (A)   Period
--------------------------------------------------------------------------------------------------------------------



June 30, 1995:
---------------------------------------
Allowance for Doubtful Accounts           1,699,000     226,000         (175,000)              462,000     1,288,000
Inventory Reserve                         3,141,000     573,000                0             1,789,000     1,925,000


June 30, 1996:
---------------------------------------
Allowance for Doubtful Accounts           1,288,000     105,000          (93,000)              282,000     1,018,000
Inventory Reserve                         1,925,000   5,352,000                0             2,469,000     4,808,000


June 30, 1997:
---------------------------------------
Allowance for Doubtful Accounts           1,018,000      (9,000)           12,000              188,000       833,000
Inventory Reserve                         4,808,000   1,402,000                 0            3,871,000     2,339,000


(A)  Allowance for Doubtful Accounts -  uncollectible accounts written off
     Inventory Reserve - obsolete inventory written off (fiscal year 1997 includes $3,237,000 related to the sale of SES)