Form 10-Q
period 1997-09-28
TEXAS MICRO INC
filed 1997-11-12
CIK 724621

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 28, 1997
                                              ------------------


                        Commission File Number 0-18238



                               TEXAS MICRO INC.
                               ----------------
            (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                   04-2738973
            --------                                   ----------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


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

                             YES  X              NO
                                 ---                ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at October 31, 1997
               -----                    -------------------------------
     Common Stock, $.40 par value                   13,508,476



PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                              TEXAS MICRO INC. AND SUBSIDIARIES

                                                                                                        (in thousands)

ASSETS                                                                                          September 28,       June 30,
                                                                                                    1997              1997
                                                                                                 (unaudited)
                                                                                                ----------------------------
Current Assets:
    Cash and cash equivalents                                                                    $   5,558         $   8,386
    Accounts receivable, net of allowance for doubtful accounts
       of $842 at September 28, 1997 and $833 at June 30, 1997                                       9,957             9,108
    Inventories                                                                                     11,005             9,636
    Other current assets                                                                             2,764             3,062
                                                                                                ----------------------------
                             Total current assets                                                   29,284            30,192
                                                                                                ----------------------------
Equipment and Improvements, at cost:
    Computer equipment                                                                               3,857             3,781
    Machinery and equipment                                                                          4,255             4,014
    Furniture and fixtures                                                                           1,043             1,005
    Leasehold improvements                                                                             968               968
                                                                                                ----------------------------
                                                                                                    10,123             9,768
    Less - Accumulated depreciation and amortization                                                 6,475             6,113
                                                                                                ----------------------------
                                                                                                     3,648             3,655
                                                                                                ----------------------------

Other Assets                                                                                           150               177
                                                                                                ----------------------------
Total Assets                                                                                     $  33,082         $  34,024
                                                                                                ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                             $   4,789         $   5,115
    Accrued expenses                                                                                 4,779             4,940
                                                                                                ----------------------------
                             Total current liabilities                                               9,568            10,055
                                                                                                ----------------------------
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500 shares at September 28, 1997 and June 30, 1997
       Issued--none                                                                                     --                --
    Common stock, $.40 par value:
       Authorized--35,000 shares at September 28, 1997 and June 30, 1997
       Issued--15,643 shares at September 28, 1997 and June 30, 1997                                 6,257             6,257
    Additional paid-in capital                                                                      80,314            80,314
    Accumulated deficit                                                                            (58,068)          (57,566)
    Treasury stock, at cost, 2,134 shares at September 28, 1997, and
       2,157 shares at June 30, 1997                                                                (4,884)           (4,938)
    Cumulative translation adjustment                                                                 (105)              (98)
                                                                                                ----------------------------
                             Total stockholders' equity                                             23,514            23,969
                                                                                                ----------------------------
Total Liabilities and Stockholders' Equity                                                       $  33,082         $  34,024
                                                                                                ============================


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                           TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)


                                                                   For the three months ended,
                                                          September 28, 1997       September 29, 1996
                                                          ------------------       ------------------
                                                            (in thousands, except per share data)
Revenues
      Product                                                      $16,037                    $15,107
      Service and Other                                                  -                      3,542
                                                             -------------             --------------
           Total revenues                                           16,037                     18,649

Cost of Revenues
      Product                                                       11,093                     10,253
      Service and Other                                                  -                      1,648
                                                             -------------             --------------
           Total cost of revenues                                   11,093                     11,901

           Gross profit                                              4,944                      6,748

Research and Development Expenses                                    1,951                      3,076
Selling, General and Administrative Expenses                         3,575                      4,882
                                                             -------------             --------------
           Total operating expenses                                  5,526                      7,958

           Income (loss) from operations                              (582)                    (1,210)

Interest Income                                                         91                         95
Other Income, net                                                       21                         11
                                                             -------------             --------------
           Income (loss) before provision for income taxes            (470)                    (1,104)

Provision for Income Taxes                                              19                         26
                                                             -------------             --------------

           Net income (loss)                                         ($489)                   ($1,130)
                                                             =============             ==============

Net Income (Loss) Per Common and Common Share Equivalent            ($0.04)                    ($0.07)
                                                             =============             ==============

Weighted Average Number of Common and Common Share
      Equivalents Outstanding                                       13,505                     15,597
                                                             =============             ==============



The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                      TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)
                                                                                   For the three months ended,
                                                                                   September 28,  September 29,
                                                                                        1997            1996
                                                                                -----------------------------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        ($489)       ($1,130)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
        Depreciation                                                                       366            591
        Amortization                                                                        27             88
        Provisions for inventories                                                         (54)           589
        Provisions for bad debts                                                            27              -
        Changes in assets and liabilities:
                Accounts receivable                                                       (883)         2,742
                Inventories                                                             (1,323)           339
                Other current assets                                                       298            122
                Accounts payable                                                          (327)           (36)
                Accrued expenses                                                          (160)        (1,031)
                Deferred revenue                                                             -            111
                                                                                -----------------------------
Net cash provided by (used in) operating activities                                     (2,518)         2,385
                                                                                -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and improvements                                            (360)          (127)
        Increase in other assets                                                             -           (499)
                                                                                -----------------------------
Net cash used in investing activities                                                     (360)          (626)
                                                                                -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of obligations under capital leases                                        -            (33)
        Proceeds from issuance of common stock                                              45            132
        Purchase of treasury stock                                                           -           (458)
                                                                                -----------------------------
Net cash provided by (used in) financing activities                                         45           (359)
                                                                                -----------------------------

Effect of exchange rates on cash                                                             5             13
                                                                                -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (2,828)         1,413

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           8,386         12,287
                                                                                -----------------------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                             $  5,558       $ 13,700
                                                                                =============================


Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
                Interest                                                              $      -       $      2
                Income taxes paid (refunds received)                                        10           (101)


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
(unaudited)


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein have been prepared by Texas Micro Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Commission on September 23, 1997.

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three months ended September 28, 1997 are not necessarily indicative of results to be expected for the entire year.

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

On October 11, 1996, the Company completed the sale of substantially all of the net assets of its Sequoia Enterprise Systems business unit ("SES") to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets.

The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. The amount of consideration exceeding $5,140,000 has not been recognized as a gain due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,140,000, the Company will recognize the consideration as a gain related to the disposition. As of September 28, 1997, deferred cash payments of $1,318,000 were received in connection with the disposition. In October 1997, the Company received $300,000 in deferred payments from General Automation, Inc. On October 1, 1997, the asset purchase agreement was amended to revise the timing of the payments owed by General Automation, Inc.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
(unaudited)



NOTE 3    -  INVENTORIES


Inventories including materials, labor and manufacturing overhead consisted of the following:

                                               (in thousands)
                                           September 28,  June 30,
                                               1997         1997
                                           -----------------------

Raw materials                                  $ 6,929    $6,860
Work-in-process                                  2,879     1,660
Finished goods                                   1,197     1,116
                                               -------    ------
                                               $11,005    $9,636
                                               -------    ------


NOTE 4  -  NET INCOME (LOSS) PER SHARE

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


NOTE 5    -  SUBSEQUENT EVENT

In October 1997, the Company entered into a multimillion-dollar agreement to license the Company's fault tolerant technology to a third party. The technology licensed, known as "Fulcrum", is intended to bring fault tolerant technology to Intel-based platforms running industry standard operating systems.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications, industrial automation and mobile computing markets. The Company operates in one segment, computer systems.

On October 11, 1996, the Company completed the sale of substantially all of the net assets of SES to General Automation, Inc. for approximately $11,000,000 of consideration in General Automation, Inc. common stock, warrants and deferred payments. Results of operations, assets, and liabilities related to the operations sold are included in the Company's consolidated financial statements through October 11, 1996. The effects of this transaction are reflected in other current assets. (See Note 2 to consolidated financial statements).


RESULTS OF OPERATIONS

The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit for the three months ended (in thousands):
                                             September 28,      September 29,
                                                  1997               1996
                                             --------------------------------
 Consolidated Revenues                            $16,037             $18,649
 Less Disposed Operations of SES                        -               4,921
                                             ------------          ----------
 Revenues from Ongoing Operations                 $16,037             $13,728
                                             ============          ==========

 Consolidated Gross Profit                        $ 4,944             $ 6,748
 Less Disposed Operations of SES                        -               2,239
                                             ------------          ----------
 Gross Profit from Ongoing Operations             $ 4,944             $ 4,509
                                             ============          ==========

REVENUES

The Company's revenues for the first quarter of fiscal 1998, which ended September 28, 1997, of $16,037,000 decreased 14% from $18,649,000 for the first quarter of fiscal 1997. The revenue decline was due to the disposition of SES, partially offset by an increase in revenues from ongoing operations. Revenues from ongoing operations for the first quarter of 1998 increased 17% from $13,728,000 for the first quarter of 1997. During the first quarter of 1998, units shipped from ongoing operations increased 23% and the average unit selling price declined 5% as compared with the first quarter of 1997. Sales to the top five customers represented 23% of total revenues from ongoing operations for both the first quarter of fiscal 1998 and 1997.

Revenues from ongoing operations for the first quarter of fiscal 1998 are higher than the comparable period a year ago resulting from the recent major `design wins'--new contracts awarded by original equipment manufacturers for system products or single-board computers.

Sales from ongoing operations outside the United States for the first quarter of fiscal 1998 increased to $5,249,000 or 33% of total revenues, from $4,984,000, or 36% of total revenues from ongoing operations for the first quarter of fiscal 1997.

GROSS MARGIN

Gross margin of 31% for the first quarter of fiscal 1998 reflected a decline of 5 percentage points from 36% in the first quarter of fiscal 1997. The decrease was attributable to the disposition of the SES business unit, which historically recorded higher gross margin than the ongoing operations, as well as a decline in gross margin from ongoing operations.

Excluding the effect of SES, gross margin declined in the first quarter of fiscal 1998 by 2 percentage points from 33% in the first quarter of fiscal 1997. This decrease in margin from ongoing operations over the prior year was substantially caused by a focus on large design wins, which due to competition generally produce lower gross margins.

The Company provides its customers with systems and SBCs requiring long product life cycles. Gross margins are generally lower during the start up phase of the product life cycle and have the potential to improve as volume increases. In order to achieve its gross margin targets, while providing its customers with competitive pricing, the Company continuously monitors its costs and makes appropriate pricing revisions, which usually result in lower prices to its customers. Continued fluctuations in future margin levels may result from the timing of large design wins and component cost reductions, product mix, and the level of production efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development expenses of $1,951,000 for the first quarter of fiscal 1998 decreased 37% from $3,076,000 for the first quarter of fiscal 1997. As a percent of revenues, research and development expenses decreased to 12% for the first quarter of 1998, as compared to 16% for the first quarter of 1997. The decrease in research and development expense from the prior year period was primarily due to the sale of SES. The Company continues to invest in new product development, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 27% to $3,575,000, or 22% of revenues, for the first quarter of fiscal 1998 from $4,882,000, or 26% of revenues, for the first quarter of fiscal 1997. The significant decline in spending was primarily a result of the sale of SES.

OPERATING INCOME (LOSS)

The Company reported a loss from operations of $582,000 for the first quarter of fiscal 1998, compared to loss from operations of $1,210,000 for the first quarter of fiscal 1997. The decrease in the loss from operations resulted from the increase in revenues from ongoing operations and the sale of SES.

OTHER INCOME

The Company generated other income, primarily interest income, of $112,000 during the first quarter of fiscal 1998, as compared to $106,000 for the first quarter of fiscal 1997.

INCOME TAXES

The Company recorded provisions for income taxes, primarily for state income taxes, of $19,000 for the first quarter of fiscal 1998 compared to $26,000 for the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1997, the Company had cash and cash equivalents of $5,558,000 and working capital of $19,716,000. This compared to cash and cash equivalents of $8,386,000 and working capital of $20,137,000 at June 30, 1997.

Cash used in operations was $2,518,000 for the first quarter of fiscal 1998. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories during the quarter.

The Company's capital expenditures during the first quarter of fiscal 1998 increased by $233,000 as compared to the prior year first quarter, primarily due to expenditures for manufacturing equipment. Capital expenditures for the remaining portion of fiscal 1998 are expected to continue at the level experienced in the first quarter of fiscal 1998.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-
purpose financial statements.   It requires (a) classification of items of other
comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this Quarterly Report on Form 10-Q that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results to differ materially from those expected, projected or contained in forward-looking statements. These factors include technological changes and the ability of the Company to develop new products; the customer demand and market acceptance of the Company's products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the risks and uncertainties relating to the Company's foreign operations including foreign currency fluctuations and intellectual property risk. For a discussion of these and other factors affecting the Company's business, see "ITEM 1. BUSINESS--Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

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


                                     TEXAS MICRO INC.

Date:  November 10, 1997             By: /s/ J. Michael Stewart
                                         ----------------------
                                         J. Michael Stewart
                                         President and Chief Executive Officer



Date:  November 10, 1997             By: /s/ Kermit R. Sumrall
                                         ----------------------
                                         Kermit R. Sumrall
                                         Secretary and Acting Chief Financial
                                           Officer