Form 10-Q
period 1997-12-28
TEXAS MICRO INC
filed 1998-02-09
CIK 724621

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended December 28, 1997



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


             YES [X]                                      NO [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at January 30, 1998
             -----                        -------------------------------
   Common Stock, $.40 par value                      13,549,308

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                     TEXAS MICRO INC. AND SUBSIDIARIES

                                                                                           (in thousands)

ASSETS                                                                          December 28,                    June 30,
                                                                                    1997                          1997
                                                                                (unaudited)
                                                                                ---------------------------------------
Current Assets:
    Cash and cash equivalents                                                   $ 6,854                         $ 8,386
    Accounts receivable, net of allowance for doubtful accounts
       of $822 at December 28, 1997 and $833 at June 30, 1997                    11,896                           9,108
    Inventories                                                                  10,615                           9,636
    Other current assets                                                          2,288                           3,062
                                                                                ---------------------------------------
                             Total current assets                                31,653                          30,192
                                                                                ---------------------------------------

Equipment and Improvements, at cost:
    Computer equipment                                                            3,413                           3,781
    Machinery and equipment                                                       4,338                           4,014
    Furniture and fixtures                                                        1,031                           1,005
    Leasehold improvements                                                          969                             968
                                                                                ---------------------------------------
                                                                                  9,751                           9,768
    Less - Accumulated depreciation and amortization                              6,267                           6,113
                                                                                ---------------------------------------
                                                                                  3,484                           3,655
                                                                                ---------------------------------------

Other Assets                                                                        120                             177
                                                                                ---------------------------------------
Total Assets                                                                    $35,257                         $34,024
                                                                                =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                            $ 4,959                         $ 5,115
    Accrued expenses and other                                                    6,758                           4,940
                                                                                ---------------------------------------
                             Total current liabilities                           11,717                          10,055
                                                                                ---------------------------------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500 shares at December 28, 1997 and June 30, 1997
       Issued--none                                                                  --                             --
    Common stock, $.40 par value:
       Authorized--35,000 shares at December 28, 1997 and June 30, 1997
       Issued--15,643 shares at December 28, 1997 and June 30, 1997               6,257                           6,257
    Additional paid-in capital                                                   80,314                          80,314
    Accumulated deficit                                                         (57,991)                        (57,566)
    Treasury stock, at cost, 2,131 shares at December 28, 1997, and
       2,157 shares at June 30, 1997                                             (4,876)                         (4,938)
    Cumulative translation adjustment                                              (164)                            (98)
                                                                                ---------------------------------------
                             Total stockholders' equity                          23,540                          23,969
                                                                                ---------------------------------------
Total Liabilities and Stockholders' Equity                                      $35,257                         $34,024
                                                                                =======================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                 TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)



                                                            For the three months ended,            For the six months ended,
                                                        December 28, 1997  December 29, 1996   December 28, 1997  December 29, 1996
                                                        -----------------  -----------------   -----------------  -----------------
                                                                     (in thousands, except per share data)
Revenues
    Product                                                   $18,507            $14,550             $34,544            $29,657
    Service and Other                                             425                390                 425              3,932
                                                        ---------------    ---------------     ---------------    ---------------
         Total revenues                                        18,932             14,940              34,969             33,589


Cost of Revenues
    Product                                                    13,109             10,489              24,202             20,742
    Service and Other                                            -                   198                -                 1,846
                                                        ---------------    ---------------     ---------------    ---------------
         Total cost of revenues                                13,109             10,687              24,202             22,588

         Gross profit                                           5,823              4,253              10,767             11,001

Research and Development Expenses                               1,907              1,693               3,858              4,768
Selling, General and Administrative Expenses                    3,902              3,539               7,477              8,421
                                                        ---------------    ---------------     ---------------    ---------------
         Total operating expenses                               5,809              5,232              11,335             13,189

         Income (loss) from operations                             14               (979)               (568)            (2,188)

Interest Income                                                    69                163                 159                257
Other Income (Expense)                                             17                (24)                 38                (13)
                                                        ---------------    ---------------     ---------------    ---------------
         Income (loss) before provision for income taxes          100               (840)               (371)            (1,944)

Provision for Income Taxes                                         28                 38                  46                 64
                                                        ---------------    ---------------     ---------------    ---------------

         Net income (loss)                                        $72              ($878)              ($417)           ($2,008)
                                                         ==============     ==============      ==============     ==============


Basic Income (Loss) Per Share                                   $0.01             ($0.06)             ($0.03)            ($0.13)
                                                         ==============     ==============      ==============     ==============

Diluted Income (Loss) Per Share                                 $0.01             ($0.06)             ($0.03)            ($0.13)
                                                         ==============     ==============      ==============     ==============


Common Shares Outstanding                                      13,509             15,135              13,507             15,366
                                                         ==============     ==============      ==============     ==============

Common Shares Assuming Dilution                                13,917             15,135              13,507             15,366
                                                         ==============     ==============      ==============     ==============



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                             TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)
                                                                                      For the six months ended,
                                                                                 December 28,          December 29,
                                                                                     1997                  1996
                                                                                 ----------------------------------
                                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      ($417)               ($2,008)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
        Depreciation                                                                     728                    917
        Amortization                                                                      53                    131
        Provisions for inventories                                                       178                  1,093
        Provisions for bad debts                                                          32                    (2)
        Changes in assets and liabilities:
                Accounts receivable                                                   (2,834)                 3,295
                Inventories                                                           (1,176)                   431
                Other current assets                                                     894                    246
                Accounts payable                                                        (150)                    18
                Accrued expenses and other                                             1,819                 (1,657)
                Deferred revenue                                                           -                    510
                                                                                 ----------------------------------
Net cash provided by (used in) operating activities                                     (873)                 2,974
                                                                                 ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and improvements                                          (680)                  (500)
        Decrease (increase) in other assets                                                2                   (498)
                                                                                 ----------------------------------
Net cash used in investing activities                                                   (678)                  (998)
                                                                                 ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of obligations under capital leases                                      -                    (33)
        Proceeds from issuance of common stock                                            53                    152
        Purchase of treasury stock                                                         -                 (2,614)
                                                                                 ----------------------------------
Net cash provided by (used in) financing activities                                       53                 (2,495)
                                                                                 ----------------------------------

Effect of exchange rates on cash                                                         (34)                    (9)
                                                                                 ----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,532)                  (528)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         8,386                 12,287
                                                                                 ----------------------------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                             $6,854                $11,759
                                                                                 ==================================


Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
                Interest                                                              $    -                $     2
                Income taxes paid (refunds received)                                      21                    (71)

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

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and six months ended December 28, 1997 are not necessarily indicative of results to be expected for the entire year.

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

The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. The amount of consideration exceeding $5,140,000 has not been recognized as a gain due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,140,000, the Company will recognize the consideration as a gain related to the disposition. As of December 28, 1997, deferred cash payments of $1,968,000 were received in connection with the disposition. In January 1998, the Company received $275,000 in deferred payments from General Automation, Inc.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
(unaudited)


NOTE 3    -  INVENTORIES
------

Inventories including materials, labor and manufacturing overhead consisted of the following:


                       (in thousands)
                   December 28,  June 30,
                          1997      1997
                   ----------------------
Raw materials      $ 6,843         $6,860
Work-in-process      2,756          1,660
Finished goods       1,016          1,116
                   ----------------------
                   $10,615         $9,636
                   ----------------------


NOTE 4  -  INCOME (LOSS) PER SHARE
------

In the second quarter of fiscal 1998 the Company adopted the Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share". The adoption of SFAS No. 128 did not have a material effect on the Company's reported income (loss) per share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period, while diluted income
(loss) per share is computed to reflect the potential dilution of common stock under the Company's stock option plans. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

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


RESULTS OF OPERATIONS


The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit (in thousands).


                                      For the three months ended,       For the six months ended,
                                     December 28,     December 29,   December 28,    December 29,
                                        1997             1996           1997            1996
                                     ----------------------------------------------------------------
Consolidated Revenues                   $18,932          $14,940        $34,969        $33,589
Less Disposed Operations of SES               -              664              -          5,585
                                     ----------       ----------     ----------     ----------
Revenues from Ongoing Operations        $18,932          $14,276        $34,969        $28,004
                                     ----------       ----------     ----------     ----------

Consolidated Gross Profit               $ 5,823          $ 4,253        $10,767        $11,001
Less Disposed Operations of SES               -              258              -          2,497
                                     ----------       ----------     ----------     ----------
Gross Profit from Ongoing Operations    $ 5,823          $ 3,995        $10,767        $ 8,504
                                     ----------       ----------     ----------     ----------

REVENUES
--------

The Company's revenues for the second quarter of fiscal 1998, which ended December 28, 1997, of $18,932,000 increased 27% from $14,940,000 for the second quarter of fiscal 1997. The revenue increase was due to an increase in revenues from ongoing operations, partially offset by the disposition of SES. Revenues from ongoing operations for the second quarter of 1998 increased 33% from $14,276,000 for the second quarter of 1997. During the second quarter of 1998, units shipped from ongoing operations increased 64% and the average unit selling price declined 21% as compared with the second quarter of 1997. Sales to the top five customers represented 26% of total revenues from ongoing operations for both the second quarter of fiscal 1998 and 1997.

The Company's revenues for the first six months of fiscal 1998 of $34,969,000 increased 4% from $33,589,000 for the first six months of fiscal 1997. The revenue increase was due to an increase in revenues from ongoing operations, partially offset by the disposition of SES. Revenues from ongoing operations for the first six months of 1998 were $34,969,000, which increased 25% from $28,004,000 for the first six months of 1997. During the first six months of 1998, units shipped from ongoing operations increased 42% and the average unit selling price declined 13% as compared with the first six months of 1997. Sales to the top five customers represented 23% of total revenues from ongoing operations for the first six months of fiscal 1998 compared to 19% of total revenues from ongoing operations for the same period a year ago.

Revenues from ongoing operations for both the three and six months ended December 28, 1997 are higher than the comparable periods a year ago resulting from the recent major 'design wins' - new contracts awarded by original equipment manufacturers for system products or SBCs.

Sales from ongoing operations outside the United States for the second quarter of fiscal 1998 increased to $5,448,000 or 29% of total revenues, from $4,482,000, or 31% of total revenues from ongoing operations for the second quarter of fiscal 1997. For the six months ended December 28, 1997, sales from ongoing operations outside the United States comprised $10,697,000, or 31% of total revenues, as compared to $9,466,000, or 34%, for the comparable period a year ago.

GROSS MARGIN
------------

Gross margin of 31% for the second quarter of fiscal 1998 reflected an increase of 3 percentage points from 28% in the second quarter of fiscal 1997. The increase was attributable primarily to "Fulcrum" license revenue, as well as an increase in gross margin from ongoing product revenues.

Gross margin of 31% for the first six months of fiscal 1998 reflected a decline of 2 percentage points from 33% for the first six months of fiscal 1997. The decline in gross margin reflects the disposition of the higher profit margin revenues associated with the SES business unit. Excluding the effect of SES, gross margin was 31% for the first six months of 1998 compared to 30% for the
first six months of 1997.   The increase was attributable primarily to "Fulcrum"
license revenue.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $1,907,000 for the second quarter of fiscal 1998 increased 13% from $1,693,000 for the second quarter of fiscal 1997. As a percent of revenues, research and development expenses decreased to 10% for the second quarter of 1998, as compared to 11% for the second quarter of 1997. The Company continues to invest in new product development, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

The Company's research and development expenses of $3,858,000 for the first six months of fiscal 1998 decreased 19% from $4,768,000 for the first six months of fiscal 1997. As a percent of revenues, research and development expenses decreased to 11% for the six months of 1998 from 14% for the first six months of 1997. The decrease in research and development expense from the prior year period was primarily due to the sale of SES.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased 10% to $3,902,000, or 21% of revenues, for the second quarter of fiscal 1998 from $3,539,000, or 24% of revenues, for the second quarter of fiscal 1997. The increase in selling, general and administrative expenses was primarily a result of the increase in sales commissions related to higher revenues.

Selling, general and administrative expenses decreased 11% to $7,477,000, or 21% of revenues, for the first six months of fiscal 1998 from $8,421,000, or 25% of revenues, for the first six months of fiscal 1997. The significant decline in spending from the prior year period was a result of the sale of SES, partially offset by the increase in sales commissions related to higher revenues.

OPERATING INCOME (LOSS)
-----------------------

The Company reported income from operations of $14,000 for the second quarter of fiscal 1998, compared to a loss from operations of $979,000 for the second
quarter of fiscal 1997.   For the first six months of fiscal 1998 the Company
reported an operating loss of $568,000, compared to a loss from operations of $2,188,000 for the prior year period. The improved results resulted from increasing revenues while minimizing the increase in operating expenses.

OTHER INCOME
------------

The Company generated other income, primarily interest income, of $86,000 and $197,000 during the three and six months ended December 28, 1997, as compared to $139,000 and $244,000 for the comparable periods a year ago. The decrease in other income resulted primarily from a decrease in cash and cash equivalents from which interest income is generated.

INCOME TAXES
------------

The Company recorded provisions for income taxes, primarily for state income taxes, of $28,000 and $46,000 during the three and six months ended December 28, 1997, as compared to $38,000 and $64,000 for the comparable periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1997, the Company had cash and cash equivalents of $6,854,000 and working capital of $19,936,000. This compared to cash and cash equivalents of $8,386,000 and working capital of $20,137,000 at June 30, 1997.

Cash used in operations was $873,000 for the six months ended December 28, 1997. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories, partially offset by deferred cash payments of $889,000 received in connection with the disposition of SES and an increase in accrued expenses and other current liabilities.

The Company's capital expenditures during the six months ended December 28, 1997 increased by $180,000 as compared to the same period a year ago, primarily due to expenditures for manufacturing equipment. Capital expenditures for the remaining portion of fiscal 1998 are expected to continue at the level experienced in the first half of fiscal 1998.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this Quarterly Report on Form 10-Q that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results to differ materially from those expected, projected or contained in forward-looking statements. These factors include technological changes and the ability of the Company to develop new products; the customer demand and market acceptance of the Company's products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the risks and uncertainties relating to the Company's foreign operations including foreign currency fluctuations and intellectual property risk. For a discussion of these and other factors affecting the Company's business, see "ITEM 1. BUSINESS - Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is from time to time a party to various lawsuits arising in the ordinary course of business. The Company knows of no pending litigation which is reasonably likely to have a material adverse impact on its financial condition or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on November 11, 1997, the following proposals were adopted by the vote specified below:

Proposal 1   -   Election of Directors

Proposal 2   -   Amend the Company's Long Term Incentive Plan by increasing the number of shares of the Company's common stock with respect to which options may be granted from 950,000 to 1,550,000.

Proposal 3   -   Ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's Independent Accountants.


                         For      Withheld  Against  Abstain  No Vote
                      ----------  --------  -------  -------  -------
Proposal 1 -
  Dean C. Campbell    11,796,316   151,806        -        -        -
  John F. Smith       11,517,315   430,807        -        -        -
Proposal 2            10,624,463         -  942,189   68,610  312,860
Proposal 3            11,862,167         -   36,705   49,250        -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         10.1 Letter Agreement dated October 1, 1997 between the Company and General Automation, Inc., amending the Asset Purchase Agreement between the Company and General Automation, Inc. dated October 3, 1996, together with the related Promissory Note dated October 1, 1997 in the original principal amount of $1,428,899 payable by General Automation, Inc. to the Company.

         10.2 Amendment No. 2 to the 1996 Long-Term Incentive Plan, adopted November 11, 1997.

         10.3 Eighth Amendment to Lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 23, 1997.

         27    Financial Data Schedule

     b)  Reports on Form 8-K

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TEXAS MICRO INC.

Date:  February 9, 1998             By: /s/ J. MICHAEL STEWART
                                       -----------------------
                                       J. Michael Stewart
                                       President and Chief Executive Officer


Date:  February 9, 1998             By: /s/ KERMIT R. SUMRALL
                                       ----------------------
                                       Kermit R. Sumrall
                                       Secretary and Acting Chief Financial
                                       Officer