Form 10-Q
period 1998-03-29
TEXAS MICRO INC
filed 1998-05-12
CIK 724621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 29, 1998
                                                --------------


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


                YES  X                             NO
                   -----                             -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at May 1, 1998
     -----                               --------------------------
     Common Stock, $.40 par value        13,436,173

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                 TEXAS MICRO INC. AND SUBSIDIARIES


                                                                                        (in thousands)
ASSETS                                                                        March 29                  June 30
                                                                                1998                      1997
                                                                             (unaudited)
                                                                            ---------------------------------------

Current Assets:
    Cash and cash equivalents                                                  $  6,475                 $  8,386
    Accounts receivable, net of allowance for doubtful accounts
       of $835 at March 29, 1998 and $833 at June 30, 1997                       11,137                    9,108
    Inventories                                                                   9,473                    9,636
    Other current assets                                                          2,215                    3,062
                                                                            ---------------------------------------
                             Total current assets                                29,300                   30,192
                                                                            ---------------------------------------

Equipment and Improvements, at cost:
    Computer equipment                                                            3,429                    3,781
    Machinery and equipment                                                       4,630                    4,014
    Furniture and fixtures                                                        1,026                    1,005
    Leasehold improvements                                                        1,002                      968
                                                                            ---------------------------------------
                                                                                 10,087                    9,768
    Less - Accumulated depreciation and amortization                              6,618                    6,113
                                                                            ---------------------------------------

Other Assets                                                                         92                      177
                                                                            ---------------------------------------
Total Assets                                                                   $ 32,861                 $ 34,024
                                                                            =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                           $  4,037                 $  5,115
    Accrued expenses and other                                                    5,240                    4,940
                                                                            ---------------------------------------
                             Total current liabilities                            9,277                   10,055
                                                                            ---------------------------------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500 shares at March 29, 1998 and June 30, 1997
       Issued--none                                                                  --                       --
    Common stock, $.40 par value:
       Authorized--35,000 shares at March 29, 1998 and June 30, 1997
       Issued--15,643 shares at March 29, 1998 and June 30, 1997                  6,257                    6,257
    Additional paid-in capital                                                   80,314                   80,314
    Accumulated deficit                                                         (57,865)                 (57,566)
    Treasury stock, at cost, 2,117 shares at March 29, 1998, and
       2,157 shares at June 30, 1997                                             (4,886)                  (4,938)
    Cumulative translation adjustment                                              (236)                     (98)
                                                                            ---------------------------------------
                             Total stockholders' equity                          23,584                   23,969
                                                                            ---------------------------------------
Total Liabilities and Stockholders' Equity                                     $ 32,861                 $ 34,024
                                                                            =======================================


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                      TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)



                                                            For the three months ended,     For the nine months ended,
                                                         March 29, 1998  March 30, 1997  March 29, 1998  March 30, 1997
                                                         -------------- ---------------  -------------- ---------------
                                                        (in thousands, except per share data)
Revenues
    Product                                                   $16,146        $14,717          $50,689        $44,374
    Service and Other                                             561           -                 986          3,932
                                                         -------------- --------------   -------------- --------------
         Total revenues                                        16,707         14,717           51,675         48,306


Cost of Revenues
    Product                                                    11,563         10,113           35,765         30,855
    Service and Other                                            -              -                -             1,846
                                                         -------------- --------------   -------------- --------------
         Total cost of revenues                                11,563         10,113           35,765         32,701

         Gross profit                                           5,144          4,604           15,910         15,605

Research and Development Expenses                               1,859          1,902            5,717          6,670
Selling, General and Administrative Expenses                    3,472          3,263           10,948         11,684
                                                         -------------- --------------   -------------- --------------
         Total operating expenses                               5,331          5,165           16,665         18,354

         Income (loss) from operations                           (187)          (561)            (755)        (2,749)

Interest Income                                                    85            124              245            381
Other Income (Expense)                                            250              4              288             (9)
                                                         -------------- --------------   -------------- --------------
         Income (loss) before provision for income taxes          148           (433)            (222)        (2,377)

Provision for Income Taxes                                         35             22               82             86
                                                         -------------- --------------   -------------- --------------

         Net income (loss)                                       $113          ($455)           ($304)       ($2,463)
                                                         ============== ==============   ============== ==============


Basic Income (Loss) Per Share                                   $0.01         ($0.03)          ($0.02)        ($0.16)
                                                         ============== ==============   ============== ==============

Diluted Income (Loss) Per Share                                 $0.01         ($0.03)          ($0.02)        ($0.16)
                                                         ============== ==============   ============== ==============


Common Shares Outstanding                                      13,536         14,322           13,517         15,018
                                                         ============== ==============   ============== ==============

Common Shares Assuming Dilution                                13,872         14,322           13,517         15,018
                                                         ============== ==============   ============== ==============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS          TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)


                                                        For the nine months ended,
                                                         March 29,      March 30,
                                                           1998           1997
                                                        --------------------------
Cash Flows From Operating Activities:
Net income (loss)                                          $  (304)       $(2,463)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities-
        Depreciation                                         1,086          1,208
        Amortization                                            80            158
        Provisions for inventories                             340          1,204
        Provisions for bad debts                                54              5
        Changes in assets and liabilities:
                Accounts receivable                         (2,134)         2,199
                Inventories                                   (219)           367
                Other current assets                           958            732
                Accounts payable                            (1,068)         1,438
                Accrued expenses and other                     306         (2,247)
                Deferred revenue                                --            510
                                                        --------------------------
Net cash provided by (used in) operating activities           (901)         3,031
                                                        --------------------------

Cash Flows From Investing Activities:
        Purchase of equipment and improvements              (1,027)          (895)
        Decrease (increase) in other assets                      5           (499)
                                                        --------------------------
Net cash used in investing activities                       (1,022)        (1,394)
                                                        --------------------------

Cash Flows From Financing Activities:
        Repayment of obligations under capital leases           --            (33)
        Proceeds from issuance of common stock                 157            213
        Purchase of treasury stock                            (101)        (3,453)
                                                        --------------------------
Net cash provided by (used in) financing activities             56         (3,273)
                                                        --------------------------

Effect of exchange rates on cash                               (44)           (40)
                                                        --------------------------

Net Increase (Decrease) in Cash and Cash Equivalents        (1,911)        (1,676)

Cash and Cash Equivalents, beginning of period               8,386         12,287
                                                        --------------------------

Cash and Cash Equivalents, end of  period                  $ 6,475        $10,611
                                                        ==========================

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
                Interest                                   $    --        $     2
                Income taxes paid (refunds received)            63            (58)

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

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and nine months ended March 29, 1998 are not necessarily indicative of results to be expected for the entire year.

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


The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. During the three months ended March 29, 1998, the Company began to recognize a gain related to the disposition. The $150,000 gain recognized during the three months ended March 29, 1998 is included in other income. As of March 29, 1998, deferred cash payments of $2,318,000 had been received in connection with the disposition.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
(unaudited)



NOTE 3 - INVENTORIES
------

Inventories including materials, labor and manufacturing overhead consisted of the following:

                        (in thousands)
                     March 29,   June 30,
                       1998        1997
                     ---------   --------
Raw materials           $7,079     $6,860
Work-in-process          1,288      1,660
Finished goods           1,106      1,116
                        ------     ------
                        $9,473     $9,636
                        ------     ------



NOTE 4  -  INCOME (LOSS) PER SHARE
------

In the second quarter of fiscal 1998 the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The adoption of SFAS No. 128 did not have a material effect on the Company's reported income (loss) per share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period, while diluted income (loss) per share is computed to reflect the potential dilution of common stock under the Company's stock option plans. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

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


RESULTS OF OPERATIONS

The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit (in thousands).


                                          For the three months ended,        For the nine months ended,
                                          March 29,         March 30,        March 29,        March 30,
                                            1998              1997             1998             1997
                                          -------------------------------------------------------------
Consolidated Revenues                      $16,707           $14,717          $51,675          $48,306
Less Disposed Operations of SES                 --                --               --            5,585
                                           -------            -------          -------          -------
Revenues from Ongoing Operations           $16,707            $14,717          $51,675          $47,721
                                           =======            =======          =======          =======

Consolidated Gross Profit                  $ 5,144            $ 4,604          $15,910          $15,605
Less Disposed Operations of SES                 --                 --               --            2,497
                                           -------            -------          -------          -------
Gross Profit from Ongoing Operations       $ 5,144            $ 4,604          $15,910          $13,108
                                           =======            =======          =======          =======

REVENUES
--------

The Company's revenues for the third quarter of fiscal 1998, which ended March 29, 1998, of $16,707,000 increased 14% from $14,717,000 for the third quarter of fiscal 1997. During the third quarter of 1998, units shipped from ongoing operations decreased 2%, however the average unit selling price increased 12% as compared with the third quarter of 1997. Sales to the top five customers represented 27% of total revenues for the third quarter of fiscal 1998 compared to 25% of total revenues for the third quarter of fiscal 1997.

The Company's revenues for the first nine months of fiscal 1998 of $51,675,000 increased 7% from $48,306,000 for the first nine months of fiscal 1997. The revenue increase was due to an increase in revenues from ongoing operations, partially offset by the disposition of SES. Revenues from ongoing operations for the first nine months of 1998 were $51,675,000, which increased 21% from $42,721,000 for the first nine months of 1997. During the first nine months of 1998, units shipped from ongoing operations increased 25% and the average unit selling price declined 5% as compared with the first nine months of 1997. Sales to the top five customers represented 23% of total revenues from ongoing operations for the first nine months of fiscal 1998 compared to 21% of total revenues from ongoing operations for the same period a year ago.

Revenues from ongoing operations for both the three and nine months ended March 29, 1998 are higher than the comparable periods a year ago resulting from the recent major 'design wins' - new contracts awarded by original equipment manufacturers for system products or SBCs.

Sales from ongoing operations outside the United States for the third quarter of fiscal 1998 increased to $4,865,000 or 29% of total revenues, from $4,303,000, or 29% of total revenues from ongoing operations for the third quarter of fiscal 1997. For the nine months ended March 29, 1998, sales from ongoing operations outside the United States comprised $15,562,000, or 30% of total revenues, as compared to $13,770,000, or 32%, for the comparable period a year ago.

GROSS MARGIN
------------

Gross margin of 31% for the third quarter of fiscal 1998 remained constant with gross margin recorded in the third quarter of fiscal 1997. Excluding the effects of the "Fulcrum" license revenue for the third quarter of fiscal
1998, gross margin decreased 3 percentage points from the third quarter a year ago.

Gross margin of 31% for the first nine months of fiscal 1998 reflected a decline of 1 percentage point from 32% for the first nine months of fiscal 1997. The decline in gross margin reflects the disposition of the higher profit margin revenues associated with the SES business unit. Excluding the effect of SES, gross margin was 31% for both the first nine months of 1998 and 1997. Excluding the effects of the "Fulcrum" license revenue for the third quarter of fiscal 1998, gross margin decreased 2 percentage points from the nine month period a year ago.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $1,859,000 for the third quarter of fiscal 1998 decreased 2% from $1,902,000 for the third quarter of fiscal 1997. As a percent of revenues, research and development expenses decreased to 11% for the third quarter of 1998, as compared to 13% for the third quarter of 1997. The Company continues to invest in new product development, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

The Company's research and development expenses of $5,717,000 for the first nine months of fiscal 1998 decreased 14% from $6,670,000 for the first nine months of fiscal 1997. As a percent of revenues, research and development expenses decreased to 11% for the nine months of 1998 from 14% for the first nine months of 1997. The decrease in research and development expense from the prior year period was primarily due to the sale of SES.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased 6% to $3,472,000, or 21% of revenues, for the third quarter of fiscal 1998 from $3,263,000, or 22% of revenues, for the third quarter of fiscal 1997. The increase in selling, general and administrative expenses was primarily a result of the increase in sales commissions related to higher revenues.

Selling, general and administrative expenses decreased 6% to $10,948,000, or 21% of revenues, for the first nine months of fiscal 1998 from $11,684,000, or 24% of revenues, for the first nine months of fiscal 1997. The significant decline in spending from the prior year period was a result of the sale of SES, partially offset by the increase in sales commissions related to higher revenues.


OPERATING INCOME (LOSS)
-----------------------

The Company reported a loss from operations of $187,000 for the third quarter of fiscal 1998, compared to a loss from operations of $561,000 for the third
quarter of fiscal 1997.   For the first nine months of fiscal 1998 the Company
reported an operating loss of $755,000, compared to a loss from operations of $2,749,000 for the prior year period. The improved results resulted from increasing revenues while minimizing the increase in operating expenses.


OTHER INCOME
------------

The Company generated other income of $335,000 and $533,000 during the three and nine months ended March 29, 1998, consisting of a gain related to the sale of SES, a gain related to the sale of General Automation, Inc. common stock and interest income. Other income for the three and nine months ended March 30, 1997 was $128,000 and $372,000, respectively, consisting primarily of interest income. The decrease in interest income from the prior year periods is due primarily from a decrease in cash and cash equivalents from which interest income is generated.


INCOME TAXES
------------

The Company recorded provisions for income taxes, primarily for state income taxes, of $35,000 and $82,000 during the three and nine months ended March 29, 1998, as compared to $22,000 and $86,000 for the comparable periods a year ago.


LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company had cash and cash equivalents of $6,475,000 and working capital of $20,023,000. This compared to cash and cash equivalents of $8,386,000 and working capital of $20,137,000 at June 30, 1997.


Cash used in operations was $901,000 for the nine months ended March 29, 1998. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories and a decrease in accounts payable, partially offset by deferred cash payments of $1,239,000 received in connection with the disposition of SES. The Company's capital expenditures during the nine months ended March 29, 1998 increased by $132,000 as compared to the same period a year ago, primarily due to expenditures for manufacturing equipment. Capital expenditures for the remaining portion of fiscal 1998 are expected to continue at the level experienced in the first nine months of fiscal 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         10.1  Ninth Amendment to Lease by and between Chevron U.S.A. Inc. and
               Texas Micro Inc. dated February 24, 1998.
         27    Financial Data Schedule

     b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TEXAS MICRO INC.

Date:  May 12, 1998                     By:/s/ J. Michael Stewart
                                           ----------------------
                                           J. Michael Stewart
                                           President and Chief Executive Officer


Date:  May 12, 1998                     By:/s/ Kermit R. Sumrall
                                           ---------------------
                                           Kermit R. Sumrall
                                           Secretary and Acting Chief Financial
                                           Officer