Form 10-K405
period 1998-06-30
TEXAS MICRO INC
filed 1998-09-14
CIK 724621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-K

                              ------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 1998
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18238

                                TEXAS MICRO INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             04-2738973
       (State or other jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

                  5959 CORPORATE DRIVE, HOUSTON, TEXAS  77036
            (Address of Principal Executive Offices)      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713-541-8200

                              ------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.40 PER SHARE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on August 31, 1998, was $31,864,000. For purposes of the preceding sentence only, all directors and executive officers and beneficial owners of 10% or more of the Company's voting stock are assumed to be affiliates. As of August 31, 1998, 13,422,322 shares of the registrant's Common Stock, $.40 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE. Certain sections of the registrant's definitive Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders of the Company, which Proxy Statement will be filed within 120 days of the end of the registrant's fiscal year ended June 30, 1998, are incorporated by reference into Part III of this Form 10-K.

================================================================================

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

Texas Micro Inc. ("Texas Micro" or the "Company") is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications and industrial automation markets. Texas Micro computer systems, which support "off-the-shelf" application software and run on standard Windows and UNIX platforms, are distinct from conventional commercial desktop computers and servers in both architecture and functionality. The Company's SBCs are embedded computer solutions which are integrated into manufactured systems products. SBCs are also sold as components to be incorporated into specialized platforms by original equipment manufacturer ("OEM") customers.

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

SINGLE BOARD COMPUTERS

The Company's SBCs are embedded computer solutions which are integrated into manufactured systems products. SBCs are also sold as components to be incorporated into specialized platforms by OEM customers. SBCs for embedded control include state-of-the-art Pentium II, Pentium Pro and Pentium products as well as a variety of 486 based products. The Company offers nine single board computer families designed for the ISA, PCI and EISA passive backplane architectures. Each family offering includes an extensive array of Intel microprocessors and other features including, on-board SCSI, video and enhanced IDE. These board level products are offered at a wide range of price points depending on features including the type of microprocessor.

COMPUTER SYSTEMS

Texas Micro computer systems, which support "off-the-shelf" application software and run on standard Windows and UNIX platforms, are distinct from conventional commercial desktop computers and servers in both architecture and functionality. The Company designs and manufactures a broad line of Intel-based microcomputers, including rackmounted system platforms for use in data acquisition, process control, the internet and other applications requiring the ability to operate in extreme environmental conditions. Typically, these robustly engineered products are used in extremely critical seven day by 24 hour unattended operations where high reliability and rapid repairability are essential.

The Company's system platforms offer various combinations of expansion slots, disk capacity, alarming capability, power options and a choice of processors. Texas Micro chassis include five to 20-slot ISA, eight to 18-slot PCI/ISA and eight-slot PCI/EISA passive backplane systems. Designed to withstand extreme environmental conditions, these chassis minimize electromagnetic interference ("EMI")/radio frequency interference ("RFI") emission, withstand elevated shock, vibration and temperature, provide positive pressurized air and maximize cooling
over the backplane area.    Systems may also include various video, input/output
("I/O"), or communication expansion cards which are sourced from outside vendors. Special features included in some systems include hot-swappable fans and hot-swappable power supplies. These products are offered at a wide range of price points depending on configurations.

COMPACTPCI

Texas Micro has begun to introduce a new family of computers enhanced to withstand the rigors of high-demand, high-availability applications in the telecommunications and industrial environments. CompactPCI platforms combine Intel-based architecture with PCI Bus technology and a rugged Eurocard form factor. These platforms provide front panel access to components; hot-swappable power supplies, disk drives and options cards; front and/or rear I/O access with cable management; a SCSI RAID array; and numerous slots. The CompactPCI platforms can be custom configured to meet a variety of requirements while accommodating modules that can be inserted and replaced easily, thereby simplifying installation, service and repair. While there can be no assurance the Company will be successful in its efforts, it is planning on targeting the fast growing communications market, and future CompactPCI offerings are planned to support the Company's industrial computing customers in embedded control applications.

Using the CompactPCI technology, the Company has developed Calvin, the next generation tool set solution providing automobile manufacturers with an extensive in-vehicle distributed network for the development of engines, transmissions and powertrains. Calvin features a highly modular client server architecture extensively adaptable to a wide variety of in-house, in-vehicle calibration, test and data acquisition applications.

Texas Micro co-founded and is an executive member of the PCI Industrial Computer Manufacturers Group ("PICMG"), which published the CompactPCI standard. The Company has been actively involved in the development of CompactPCI specifications.

MARKETING, SALES AND CUSTOMERS

The Company focuses on those segments of the communications and industrial automation markets that value mission enhancing core competencies. Texas
Micro products are sold globally through a network of marketing partners including OEMs, system integrators and value-added distributors. In order to meet customers' requirements throughout the long development cycles and extended product life cycles, the Company establishes close collaborations with its customers. Texas Micro services customer needs through its core competencies:

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

The Company conducts its international sales, marketing and support primarily through three wholly-owned subsidiaries in Europe. Texas Micro maintains a direct sales force in Europe and has developed 38 international sales and marketing alliances throughout the world. Approximately 29%, 32% and 24% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively, were derived from business outside of the United States. The Company has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

Texas Micro develops and maintains true collaborations with its customers by embracing the customers' needs as its own. To augment these relationships, the Company has developed an extensive strategic account program. This program streamlines the communication of issues and deliverables by providing a single point of contact for management of significant customers. Strategic account managers work closely with the customers they are assigned and with all areas within the Company to ensure the customers' requirements are fulfilled.

COMPETITION

The Company competes in different product lines to various degrees on the basis of cost, quality, performance, time-to-market customizations and long-term stability. Texas Micro is engaged in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products and processes, continuing cost reductions and the development of new products to meet changing customer requirements. At the same time, the Company must provide products encompassing long-term stability and extended availability. The Company believes its products compete effectively based on its engineering responsiveness to specific vertical market requirements, the resulting functional specialization of its products and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty tailoring their offerings to specific application requirements.

PRODUCT DEVELOPMENT

The Company's engineering strategy is to continue to develop differentiated microprocessor based capabilities that can be delivered in "open systems" using industry standard technologies. Product development during fiscal 1999 is planned to feature extensive efforts in several technology areas, including the planned introduction of multiple SBCs employing the latest Pentium II processors, and the planned development of processor boards, passive backplane and systems for the telecommunications market based on the conventional PC and CompactPCI specifications. Texas Micro is working with the latest system management standards to provide the latest system management interfaces into its highly available servers, thereby increasing overall system availability. Texas Micro continues to evolve an extensive systems plan in an effort to provide the most highly available, lowest cost of ownership, open systems based on Intel architecture and is striving to bridge the gap between software high availability and hardware fault tolerance.

A new customer satisfaction group has been established within product development to better serve Texas Micro's customers. This group is responsible for end to end technical support for the customer after the sale which includes on customer site and centralized technical support as well as sustaining engineering functions. A renewed emphasis in customer satisfaction has empowered this group to utilize whatever resources are necessary to be responsive to a customer need. In parallel, the department has instituted a defect free development paradigm requiring rigorous inspections of each design. The goal will be to eliminate design defects early in the development process allowing Texas Micro to deliver products to market faster, with less engineering investment, and with higher quality. The systems quality assurance department has been expanded to perform additional product testing including, but not limited to, Microsoft hardware compatibility, operating certification test suites (such as, but not limited to SCO certification), stress and performance testing. These initiatives reinforce Texas Micro's continued effort to provide defect free products to its customers at the lowest cost of ownership.

A team of engineers with expertise in both high availability and fault tolerant systems is working to develop a new line of fault tolerant file and communication servers. If successful, these efforts may result in systems offering mainframe-like fault tolerance features at competitive Intel-based Windows NT server prices and may give the Company a competitive technical edge in the highly available systems and server business. As work progresses, the Company continues to seek additional strategic alliances with key OEMs and computer manufacturers to incorporate this technology into their product offerings.

Texas Micro's expenditures for research and development were $7,878,000, $8,552,000 and $12,780,000 in fiscal years 1998, 1997 and 1996, respectively.
The decline in research and development expenditures since fiscal 1996 is primarily a result of the sale of SES on October 11, 1996.

CUSTOMER SERVICE AND SUPPORT

In additional to the new customer satisfaction group discussed above, the Company provides service, training and technical support to its customers in varying degrees depending both on the product line and on customer contractual arrangements.

The Company's Houston based technical support staff provides initial telephone troubleshooting service for end user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns, tracking completion of repaired goods in support of customer requirements and maintaining an internet site and a Bulletin Board for communication purposes with customers. Technical support also provides on-site engineering support in the event that a technical issue cannot be resolved over the telephone. Field information is provided back to the appropriate internal organizations so that corrective action may be implemented.

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

To produce its SBCs, the Company maintains multiple surface mount technology ("SMT") manufacturing lines for both high and low-volume production runs. The flexibility designed into the Company's SMT manufacturing services enables the Company to provide products that meet the customers' requirements, while providing real-time proto-type support for product development. Currently, these SMT lines are being utilized for only one shift per day. The Company estimates that is has the capacity to support its anticipated near term future growth. To augment the Company's SMT capabilities, Texas Micro has developed relationships with outside subcontractors to perform assembly of certain products as needs arise.

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

PROPRIETARY RIGHTS

The Company holds 13 United States patents. Additional United States patent applications are pending. While the Company believes that its patents provide it with protection for its products and the processes through which its systems achieve fault tolerance, it also believes that such patents may be of less significance to its future success than such factors as innovation, technical skill and management ability and experience. In addition, the Company relies on copyright protection and its trade secret program to protect aspects of its proprietary technology.

EMPLOYEES

As of June 30, 1998, the Company employed 350 people, including 106 in sales, marketing and administration, 66 in research and development and related engineering activities, and 178 in manufacturing. The Company believes that its future success will depend in part upon its continued ability to attract and retain highly qualified managerial, technical, sales, marketing, support and manufacturing personnel. Competition in recruiting technical, marketing and sales personnel in the computer industry is often intense. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

BACKLOG

At June 30, 1998, the Company had an unfilled order backlog of approximately $6.7 million, which was subject to shipment in the subsequent fiscal quarter, as compared to $7.2 million at June 30, 1997. This backlog consists primarily of orders which were taken in the fourth quarter and are shipped according to specific customer-scheduled requests. A substantial portion of the Company's revenue in each quarter generally results from orders received in that quarter. Therefore, differences in the receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue and profits. This pattern is likely to continue and makes the Company's quarterly financial results difficult to predict.

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

  INTELLECTUAL PROPERTY RISK. As new products are introduced, the Company's continued business success may be largely dependent on its ability to obtain licenses to intellectual property developed by others. There can be no assurance that the Company will be able to obtain those licenses. If the Company is unable to license protected technology, the Company could incur substantial costs to redesign its products. If the Company's products should be found to infringe protected technology, the Company could be enjoined from further infringement and be required to pay damages to the infringed party. Any of these could have a material adverse effect on the Company's business.

ITEM 2  -  DESCRIPTION OF PROPERTIES

The Company occupies one facility in the United States for manufacturing, marketing and sales, research and development and administrative functions consisting of approximately 137,000 square feet in Houston, Texas. The Company occupies this premise under a lease expiring in 2005. The Company leases one additional office in the United States primarily for sales and service. The Company also leases space for sales and service offices in the United Kingdom, the Netherlands and Germany. The Company's aggregate annual rental expense for these facilities for the fiscal year ended June 30, 1998 was approximately $1,196,000. The Company believes that its current facilities are adequate for its near term requirements. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company's lease obligations.

ITEM 3  -  LEGAL PROCEEDINGS

In the normal course of business, the Company is, from time to time, subject to various claims and legal proceedings. The Company believes that the ultimate outcome of pending matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1998.

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

The following table reflects, for the fiscal quarters indicated, the high and low closing sales prices of the Company's common stock as reported on the Nasdaq National Market, in each case, based on published financial sources:

                                                                                  HIGH            LOW
                                                                            ---------------   ------------
Fiscal 1997
       Quarter ended September 29, 1996                                           $3.125         $1.875
       Quarter ended December 29, 1996                                            $2.750         $2.188
       Quarter ended March 30, 1997                                               $2.719         $2.063
       Quarter ended June 30, 1997                                                $3.688         $2.188
Fiscal 1998
       Quarter ended September 28, 1997                                           $3.563         $2.625
       Quarter ended December 28, 1997                                            $5.500         $3.000
       Quarter ended March 29, 1998                                               $4.875         $3.375
       Quarter ended June 30, 1998                                                $4.375         $3.500


As of August 31, 1998, there were approximately 659 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock since its inception and does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6  -  SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below (in thousands, except per share data).

                  Consolidated Statements of Operations Data
                             Years Ended June 30,

                                               1998       1997        1996        1995       1994
                                              -------    -------     --------   --------    -------
Revenues                                      $70,940    $64,992     $102,222   $104,039    $91,826
Cost of revenues                               48,811     44,342       66,264     57,079     48,009
                                              -------    -------     --------   --------    -------
Gross profit                                   22,129     20,650       35,958     46,960     43,817
Research and development expenses               7,878      8,552       12,780     13,044     11,621
Selling, general and administrative expenses   14,682     15,185       25,206     28,052     22,053
Other Charges / Restructuring charge (credit)       -          -        3,010          -     (1,109)
                                              -------    -------     --------   --------    -------
Income (loss) from operations                    (431)    (3,087)      (5,038)     5,864     11,252
Other income (expense), net                       632        447          712        373       (113)
                                              -------    -------     --------   --------    -------
Income (loss) before provision
  for income taxes                                201     (2,640)      (4,326)     6,237     11,139
Provision for income taxes                        111        104          191        960        658
                                              -------    -------     --------   --------    -------
Net income (loss)                                 $90    ($2,744)     ($4,517)    $5,277    $10,481
                                              =======    =======     ========   ========    =======
Basic income (loss) per share                   $0.01     ($0.19)      ($0.29)     $0.34      $0.69
                                              =======    =======     ========   ========    =======
Diluted income (loss) per share                 $0.01     ($0.19)      ($0.29)     $0.33      $0.67
                                              =======    =======     ========   ========    =======
Average common shares outstanding              13,497     14,658       15,423     15,565     15,103

Average common shares assuming dilution        13,811     14,658       15,423     16,061     15,760


See Note 1 to Consolidated Financial Statements for discussion on the Other Charges.


                        Consolidated Balance Sheet Data
                                As of June 30,


                                               1998       1997         1996       1995       1994
                                              -------    -------      -------    -------    -------
Working capital                               $19,523    $20,137      $26,512    $29,884    $26,270
Total assets                                   32,856     34,024       46,351     52,241     50,409
Short-term debt including current
  portion of long-term debt                         -          -           56        125      2,484
Long-term obligations                               -          -            -         56      1,835
Stockholders' equity                          $23,187    $23,969      $31,791    $35,326    $29,484

The following information may be utilized in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Percent of Revenues              Years ended June 30,                          Year to Year Percent Change
----------------------------------                                                  -------------------------------------
 1998           1997         1996                                                   1998             1997            1996
------          -----        -----                                                  ----            -----           -----
  100%           100%         100%        Revenues                                     9%             (36%)            (2%)

   69%            68%          65%        Cost of revenues                            10%             (33%)            16%
------          -----        -----                                                  -----           ------           -----
   31%            32%          35%        Gross profit                                 7%             (43%)           (23%)


   11%            13%          13%        Research and development                    (8%)            (33%)            (2%)

                                          Selling, general and
   21%            23%          25%        administrative expenses                     (3%)            (40%)           (10%)

  N.M.           N.M.           3%        Other charges                              N.M.             N.M.            N.M.
------          -----        -----                                                  -----           ------           -----
   (1%)           (5%)         (5%)       Income (loss) from operations               86%              39%           (186%)

    1%             1%           1%        Other income (expense)                     N.M.             N.M.            N.M.
------          -----        -----                                                  -----           ------           -----
  N.M.            (4%)         (4%)       Income (loss) before taxes                 108%              39%           (169%)

  N.M.           N.M.         N.M.        Provision for income taxes                   7%              46%            (80%)
------          -----        -----                                                  -----           ------           -----
  N.M.            (4%)         (4%)       Net income (loss)                          103%              39%           (186%)
======          =====        =====                                                  =====           ======           =====

---------
N.M. = Not Meaningful

ITEM 7  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications and industrial automation markets. The Company operates in one segment, computer systems.

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

Results of Operations

The following table summarizes the effect of the disposition of SES on consolidated revenues and gross profit for fiscal years 1998, 1997 and 1996 (in thousands).

                                                                  1998                 1997                 1996
                                                           ---------------------------------------------------------
 Consolidated Revenues                                             $70,940              $64,992             $102,222
 Less Disposed Operations of SES                                         -                5,585               31,795
                                                           ---------------      ---------------      ---------------
 Revenues from Ongoing Operations                                  $70,940              $59,407             $ 70,427
                                                           ===============      ===============      ===============
 Consolidated Gross Profit                                         $22,129              $20,650             $ 35,958
 Less Disposed Operations of SES                                         -                2,497               12,181
                                                           ---------------      ---------------      ---------------
 Gross Profit from Ongoing Operations                              $22,129              $18,153             $ 23,777
                                                           ===============      ===============      ===============

YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

The Company's revenues for fiscal 1998 of $70,940,000 increased 9% from $64,992,000 for fiscal 1997. Revenues from ongoing operations for fiscal 1998 were $70,940,000, which increased 19% from $59,407,000 for fiscal 1997. The increase in revenue was due to new design wins, the introduction of new products and a ramp up in existing strategic customer accounts. During fiscal 1998, units shipped from ongoing operations increased 18% and the average unit selling price declined 2% as compared with fiscal 1997. Sales to the top five customers represented 27% of total revenues for fiscal 1998 compared to 19% of total revenues from ongoing operations for fiscal 1997.

The Company continues to experience quarterly revenue growth from ongoing operations. However, due to the long sales cycle and a competitive market, there can be no assurance that this growth will continue.

Sales outside the United States for fiscal 1998 increased to $20,424,000, or 29% of total revenues, from $19,464,000, or 33% of total revenues from ongoing operations, for fiscal 1997.

GROSS MARGIN

Gross margin of 31% for fiscal 1998 reflected a slight decline of one percentage point from 32% in fiscal 1997. The decrease was attributable to the disposition of the SES business unit, which historically recorded higher gross margin than ongoing operations.

Excluding the effect of SES, gross margin was 31% for both fiscal 1998 and 1997. However, product gross margin from ongoing operations declined from 31% in fiscal 1997 to 30% in fiscal 1998. This decline in product margin from ongoing operations from the prior year was substantially caused by a shift in the mix of revenues to lower margin products which resulted from a focus on large design wins, which due to competition, generally produce lower gross margins.

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

RESEARCH AND DEVELOPMENT EXPENSES

The Company's fiscal 1998 research and development expenses of $7,878,000 decreased 8% from $8,552,000 for fiscal 1997. As a percent of revenues, research and development expenses decreased to 11% of revenues in fiscal 1998 from 13% of revenues in fiscal 1997. The decrease in research and development expenses from the prior year was primarily due to the sale of SES. The Company continues to invest in new product development, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 3% to $14,682,000, or 21% of revenues, for fiscal 1998 from $15,185,000, or 23% of revenues, for fiscal 1997. The decline in spending from the prior year was a result of the sale of SES.

INCOME (LOSS) FROM OPERATIONS

The Company reported a loss from operations of $431,000 for fiscal 1998, compared to a loss from operations of $3,087,000 for fiscal 1997. The loss from operations for fiscal 1998 was less than the fiscal 1997 loss due to increasing revenues from fiscal 1997 to fiscal 1998 while reducing operating expenses.

INTEREST AND OTHER INCOME

The Company generated interest income of $330,000 during fiscal 1998, as compared to $486,000 during fiscal 1997. The decrease in interest income resulted primarily from a decrease in cash and cash equivalents from which interest income is generated. Other income was $302,000 during fiscal 1998, which included a gain from the sale of SES of $150,000 and gains from the sale of General Automation, Inc. common stock of $104,000. No such gains were recorded in fiscal 1997.

INCOME TAXES

The Company recorded provisions for income taxes, primarily for state income taxes and income taxes on foreign operations, of $111,000 for fiscal 1998 compared to $104,000 for fiscal 1997.

YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

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

Sales outside the United States for fiscal 1997 increased to $19,464,000, or 33% of total revenues, from $16,200,000, or 23% of total revenues from ongoing operations, for fiscal 1996.

GROSS MARGIN


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

RESEARCH AND DEVELOPMENT EXPENSES

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

INCOME (LOSS) FROM OPERATIONS

The Company reported a loss from operations of $3,087,000 for fiscal 1997, compared to a loss from operations of $5,038,000 for fiscal 1996. The fiscal 1996 operating loss included $3,010,000 of other charges. The loss from operations for fiscal 1997 was greater than the fiscal 1996 loss, excluding other charges, due the decline in gross margin in fiscal 1997.

INTEREST INCOME

The Company generated interest income of $486,000 during fiscal 1997, as compared to $668,000 for fiscal 1996. The decrease in interest income resulted primarily from a decrease in cash and cash equivalents from which interest income is generated.

INCOME TAXES

The Company recorded provisions for income taxes, primarily for state income taxes and income taxes on foreign operations, of $104,000 for fiscal 1997 compared to $191,000 for fiscal 1996.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of $7,568,000 and working capital of $19,523,000. This compared to cash and cash equivalents of $8,386,000 and working capital of $20,137,000 at June 30, 1997.

Cash used in operations was $78,000 for fiscal 1998. Cash used in operations was unfavorably impacted by an increase in accounts receivable and a decrease in accounts payable primarily resulting from the increase in sales and decrease in inventories, respectively. These decreases in cash were partially offset by a decrease in inventories and an increase in accrued expenses.

The decline in capital expenditures from $1,728,000 in fiscal 1997 to $1,090,000 in 1998 was primarily related to the concerted effort to hold capital spending to a minimum. Capital expenditures in 1998 were primarily related to the purchase of manufacturing equipment. Capital expenditures for fiscal 1999 are expected to increase from the fiscal 1998 level as a result of the Company installing a new enterprise wide computer system.

Cash payments of $1,240,000 and $1,078,000 were received in connection with the disposition of the SES business unit during fiscal 1998 and 1997, respectively.

During fiscal 1998, the Company repurchased approximately 177,000 shares of its common stock at an average price of $3.70 per share for an aggregate purchase price of approximately $655,000.

The Company believes that its present cash flow and cash balances are adequate for its operating needs and capital expenditures through fiscal 1999.

New Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company intends to adopt this standard in the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 will require additional disclosure in the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS No. 131 will require additional disclosure in the Company's consolidated financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal year 2000. SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

Year 2000 Compliance

Many computer systems and imbedded chips may experience problems handling dates beyond the year 1999. Therefore, some devices containing imbedded chips and computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. In response to these Year 2000 issues, the Company is assessing the readiness of its internal business processes, computer and imbedded chip systems and the compliance of its computer products sold to customers for handling the Year 2000. The Company expects to successfully implement the systems and programming changes necessary to address Year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and other uncertainties.

The Company is also contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this Annual Report on Form 10-K:

                                                                          Page No.
                                                                          --------

       Report of Independent Accountants                                    F-1

       Consolidated Balance Sheets at June 30, 1998 and 1997                F-2

       Consolidated Statements of Operations for the three years
        ended June 30, 1998                                                 F-3

       Consolidated Statements of Cash Flows for the three
        years ended June 30, 1998                                           F-4

       Consolidated Statements of Stockholders' Equity for the
        three years ended June 30, 1998                                     F-5

       Notes to Consolidated Financial Statements                           F-6

       Report of Independent Accountants on Financial Statement Schedule   F-14

       Schedule II - Valuation and Qualifying Accounts                     F-15

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 10  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required for Part III, ITEM 10 in this Annual Report on
Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1998.

Such information will be contained in the sections of the Proxy Statement captioned "Directors" and "Executive Officers".

ITEM 11  -  EXECUTIVE COMPENSATION

The information required for Part III, ITEM 11 in this Annual Report on
Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1998. Such information will be contained in the sections of the Proxy Statement captioned "Report of the Compensation Committee", "Directors' Compensation", "Named Executive Officers' Compensation", "Option Grants and Exercises" and "Comparative Stock Performance".

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Part III, ITEM 12 in this Annual Report on
Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1998. Such information will be contained in the section of the Proxy Statement captioned "Voting Securities and Certain Holders Thereof".

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Part III, ITEM 13 in this Annual Report on
Form 10-K is incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of the end of the Company's fiscal year ended June 30, 1998. Such information will be contained in the section of the Proxy Statement captioned "Certain Transactions".


                                    PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)  Financial Statement Schedules

     The Financial Statement Schedule is listed on page 15 of this Annual Report on Form 10-K.

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


Signature                                          Title                     Date
------------------------------------   -----------------------------   -----------------

/s/  J. Michael Stewart                President, Chief Executive      September 4, 1998
------------------------------------   Officer and Director
J. Michael Stewart                     (principal executive officer)


/s/  Francis J. Hughes, Jr.            Chairman of the Board           September 4, 1998
------------------------------------   of Directors
Francis J. Hughes, Jr.

/s/  Kermit R. Sumrall                 Secretary and Acting Chief      September 4, 1998
------------------------------------   Financial Officer
Kermit R. Sumrall                      (principal financial officer)


/s/  Michael L. Baudler                Controller                      September 4, 1998
------------------------------------   (principal accounting officer)
Michael L. Baudler

/s/  Dean C. Campbell                  Director                        September 4, 1998
------------------------------------
Dean C. Campbell

/s/  John F. Smith                     Director                        September 4, 1998
------------------------------------
John F. Smith

/s/  A. Theodore Engkvist              Director                        September 4, 1998
------------------------------------
A. Theodore Engkvist

/s/  Dennis M. Malloy                  Director                        September 4, 1998
------------------------------------
Dennis M. Malloy

/s/  Frank B. Ryan                     Director                        September 4, 1998
------------------------------------
Frank B. Ryan

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

10.22 1996 Long-Term Incentive Plan, adopted March 12, 1996 (incorporated by reference to the Company's 1996 Annual Report on Form 10-K filed September 25, 1996 (File no. 0-18238)).+

10.24     Employment Agreement dated March 21, 1997 between the Company and Jack
          J. Stiffler (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed May 12, 1997 (File no. 01-18238)).+

10.25 Amendment No. 2 to the 1993 Employee Stock Purchase Plan, adopted April 16, 1997 (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed May 12, 1997 (File no. 01-18238)).+

10.26 Amendment No. 1 to the 1996 Long-Term Incentive Plan adopted April 16, 1997 (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed May 12, 1997 (File no. 01-18238)).+

10.27 Amendment No. 2 to the 1996 Long-Term Incentive Plan adopted November 11, 1997 (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 filed February 9, 1998 (File no. 01-18238)).+

10.28 Eighth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 23, 1997 (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 filed February 9, 1998 (File no. 01-18238)).+

10.29 Ninth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 23, 1997 (incorporation by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 filed May 12, 1998 (File no. 01-18238)).+

21        Subsidiary of the Company.*

23.1      Consent of PricewaterhouseCoopers LLP*

27        Financial Data Schedule*

---------
*  Filed herewith
+ Management Contract or Compensatory Plan or Arrangement required to be filed by Item 14C of this Annual Report on Form 10-K

                       Report of Independent Accountants
                       ---------------------------------



  To the Board of Directors and
  Stockholders of Texas Micro Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Texas Micro Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Notes 2 and 8, the Company reclassified certain amounts in the consolidated statements of cash flows.


  PricewaterhouseCoopers LLP

  Houston, Texas
  August 25, 1998

                       TEXAS MICRO INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                 June 30,           June 30,
ASSETS                                                             1998               1997
                                                              --------------     ---------------
                                                                       (in thousands)
Current Assets:
    Cash and cash equivalents                                     $ 7,568           $8,386
    Accounts receivable, net of allowance for doubtful
       accounts of $888 at June 30, 1998 and $833
       at June 30, 1997                                            11,508            9,108
    Inventories                                                     8,291            9,636
    Other current assets                                            1,825            3,062
                                                                  -------          -------
          Total  current assets                                    29,192           30,192
                                                                  -------          -------

Equipment and improvements, at cost:
    Computer equipment                                              3,379            3,781
    Machinery and equipment                                         4,270            4,014
    Furniture and fixtures                                          1,011            1,005
    Leasehold improvements                                            968              968
                                                                  -------          -------
                                                                    9,628            9,768
    Less - Accumulated depreciation and amortization                6,549            6,113
                                                                  -------          -------
                                                                    3,079            3,655
                                                                  -------          -------
Other assets                                                          585              177
                                                                  -------          -------
Total Assets                                                      $32,856          $34,024
                                                                  =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                               $3,886           $5,115
    Accrued expenses                                                5,783            4,940
                                                                  -------          -------
          Total current liabilities                                 9,669           10,055
                                                                  -------          -------
Commitments and contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500 shares at June 30, 1998 and 1997
       Issued--none                                                     -                -
    Common stock, $.40 par value:
       Authorized--35,000 shares at June 30, 1998 and 1997
       Issued--15,643 shares at June 30, 1998 and 1997              6,257            6,257
    Additional paid-in capital                                     80,314           80,314
    Accumulated deficit                                           (57,468)         (57,566)
    Unrealized loss on securities available for sale                 (325)               -
    Treasury stock, at cost, 2,250 shares at June 30, 1998
       and 2,157 shares at June 30, 1997                           (5,400)          (4,938)
    Cumulative translation adjustment                                (191)             (98)
                                                                  -------          -------
          Total stockholders' equity                               23,187           23,969
                                                                  -------          -------
Total Liabilities and Stockholders' Equity                        $32,856          $34,024
                                                                  =======          =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       TEXAS MICRO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the years ended June 30,
                                                           -------------------------------------
                                                               1998          1997          1996
                                                           -----------    ----------     --------
                                                            (in thousands,  except per share data)
Revenues
    Product                                                  $68,833        $61,060      $87,940
    Service and other                                          2,107          3,932       14,282
                                                             -------        -------      -------
         Total revenues                                       70,940         64,992      102,222

Cost of revenues
    Product                                                   48,278         42,496       57,801
    Service and other                                            533          1,846        8,463
                                                             -------        -------      -------
         Total cost of revenues                               48,811         44,342       66,264

         Gross profit                                         22,129         20,650       35,958

Research and development expenses                              7,878          8,552       12,780
Selling, general and administrative expenses                  14,682         15,185       25,206
Other charges                                                      -              -        3,010
                                                             -------        -------      -------
         Total operating expenses                             22,560         23,737       40,996

         Income (loss) from operations                          (431)        (3,087)      (5,038)

Interest income                                                  330            486          668
Other income (expense)                                           302            (39)          44
                                                             -------        -------      -------
         Income (loss) before provision for income tax           201         (2,640)      (4,326)

Provision for income taxes                                       111            104          191
                                                             -------        -------      -------
         Net income (loss)                                       $90        ($2,744)     ($4,517)
                                                             =======        =======      =======
Basic income (loss) per share                                  $0.01         ($0.19)      ($0.29)
                                                             =======        =======      =======
Diluted income (loss) per share                                $0.01         ($0.19)      ($0.29)
                                                             =======        =======      =======
Average common shares outstanding                             13,497         14,658       15,423
                                                             =======        =======      =======
Average common shares assuming dilution                       13,811         14,658       15,423
                                                             =======        =======      =======

      The accompanying notes are an integral part of these consolidated financial statements.

                       TEXAS MICRO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the years ended June 30,
                                                           ------------------------------------
                                                               1998          1997        1996
                                                           ----------    -----------   --------
                                                                        (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                               $90        ($2,744)   ($4,517)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
        Depreciation                                          1,475          1,559      2,181
        Amortization                                            106            185        160
        Write down of equipment                                  65              -         52
        Gain on sale of securities                             (104)             -          -
        Provisions for inventories                              157          1,402      5,352
        Provisions for bad debts                                 88             (9)        12
        Other charges                                             -              -        496
        Changes in assets and liabilities:
             Accounts receivable                             (2,524)         2,560       (644)
             Inventories                                      1,155           (972)    (2,221)
             Income taxes                                       (18)           (22)       241
             Other current assets                              (214)            13         (6)
             Accounts payable                                (1,220)         1,158     (2,066)
             Accrued expenses                                   866         (1,550)      (146)
             Deferred revenue                                     -            510       (330)
                                                            -------        -------    -------
Net cash provided by (used in) operating activities             (78)         2,090     (1,436)
                                                            -------        -------    -------

Cash Flows From Investing Activities:
        Purchase of equipment and improvements               (1,090)        (1,728)    (2,231)
        Proceeds from sale of SES                             1,240          1,078          -
        Increase in other assets                               (411)          (499)      (220)
                                                            -------        -------    -------
Net cash used in investing activities                          (261)        (1,149)    (2,451)
                                                            -------        -------    -------
Cash Flows From Financing Activities:
        Repayment of obligations under capital leases             -            (33)      (125)
        Proceeds from issuance of common stock                  201            256        978
        Purchase of treasury stock                             (655)        (5,079)         -
                                                            -------        -------    -------
Net cash provided by (used in) financing activities            (454)        (4,856)       853
                                                            -------        -------    -------
Effect of exchange rates on cash                                (25)            14          4
                                                            -------        -------    -------
Net Decrease in Cash and Cash Equivalents                      (818)        (3,901)    (3,030)

Cash and Cash Equivalents, beginning of year                  8,386         12,287     15,317
                                                            -------        -------    -------
Cash and Cash Equivalents, end of  year                      $7,568         $8,386    $12,287
                                                            =======        =======    =======
Supplemental Disclosure of Cash Flow Information:
        Cash paid (refunds received) for income
         taxes                                               $   82         $  (15)   $   (13)


      The accompanying notes are an integral part of these consolidated financial statements.

                       TEXAS MICRO INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           For the years ended June 30,
                                                                                  (in thousands)
                                                     -------------------------------------------------------------------------
                                                             Additional               Unrealized            Cumulative
                                                     Common   Paid-in    Accumulated   Loss On    Treasury  Translation
                                                     Stock    Capital      Deficit    Securities    Stock   Adjustment   Total
                                                    -------  ----------  -----------------------------------------------------
Balance, June 30, 1995                               $6,066    $79,395     ($50,288)      $ -        $   -       $153   $35,326
   Issuance of common stock pursuant to stock option
       and employee stock purchase plans (414 shares)   166        812            -         -            -          -       978
   Foreign currency translation                           -          -            -         -            -          4         4
   Net loss                                               -          -       (4,517)        -            -          -    (4,517)
                                                     ------  ---------     --------     -----      -------     ------    -------
Balance, June 30, 1996                                6,232     80,207      (54,805)        -            -        157    31,791
   Issuance of common stock pursuant to stock option
       and employee stock purchase plans (125 shares)    25        107          (17)        -          141          -       256
   Foreign currency translation                          -           -            -         -            -       (255)     (255)
   Net loss                                              -           -       (2,744)        -            -          -    (2,744)
   Treasury stock purchased (2,219 shares)               -           -            -         -       (5,079)         -    (5,079)
                                                     ------  ---------     --------     -----      -------     ------    -------
Balance, June 30, 1997                                6,257     80,314      (57,566)        -       (4,938)       (98)   23,969

   Issuance of common stock pursuant to stock option
       and employee stock purchase plans (84 shares)      -          -            8         -          193          -       201
   Foreign currency translation                           -          -            -         -            -        (93)      (93)
   Net income                                             -          -           90         -            -          -        90
   Unrealized loss on securities                          -          -            -      (325)           -          -      (325)
   Treasury stock purchased (177 shares)                  -          -            -         -         (655)         -      (655)
                                                     ------  ---------     --------     -----      -------     ------   -------
Balance, June 30, 1998                               $6,257    $80,314     ($57,468)    ($325)     ($5,400)     ($191)  $23,187
                                                     ======  =========     ========     =====      =======      ======  =======

      The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries


NOTE 1 - BASIS OF PRESENTATION

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications and industrial automation markets. The Company operates in one segment, computer systems.

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

The net book value of the net assets sold and the expenses incurred related to the transaction approximates $5,140,000. The amount of consideration exceeding $5,140,000 was not recognized as a gain during fiscal 1997 due to the uncertainty of realizing the deferred payments. As consideration is received exceeding $5,140,000, the Company will recognize the consideration as a gain related to the disposition. Deferred cash payments of $1,240,000 and $1,078,000 were received in connection with the disposition during fiscal 1998 and 1997, respectively. During fiscal 1998, the Company recognized $150,000 as a gain related to the disposition, which is included in other income. The Company also received 750,000 shares of General Automation, Inc. common stock during fiscal 1997. During fiscal 1998, the Company sold 75,000 shares of common stock and recognized $104,000 as a gain, which is also included in other income. At
June 30, 1998 and 1997, 400,000 shares available for sale are recorded at market value and are included in other current assets. No value was assigned to the additional 275,000 shares at June 30, 1998 as the stock has substantial restrictions and cannot be marketed by the Company. Additionally, the Company received warrants to purchase 250,000 shares of General Automation, Inc. common stock at an exercise price of $2.50 per share. The warrants are exercisable by the Company from October 11, 1997 to October 11, 2000. No value was assigned to the warrants as the exercise price exceeds the fair market value of the stock.

OTHER CHARGES

During fiscal 1996, in response to the accelerating decline in demand for the SES Motorola-based products, the Company decided to curtail investment in its Motorola products, refocus its research and development activities and consolidate certain functions. As a result, the Company recorded other charges of $3,010,000 related to severance costs and other asset write-downs. Payments of $1,411,000 and $1,195,000 were made in connection with these charges during fiscal 1997 and 1996, respectively. As of June 30, 1997, activities and payments related to these other charges were complete.

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

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

Inventory including materials, labor and manufacturing overhead consists of the following at June 30:

                                           (in thousands)
                                       1998               1997
                                     ------             ------
Raw materials                        $5,682             $6,860
Work-in-process                       1,899              1,660
Finished goods                          710              1,116
                                     ------             ------
                                     $8,291             $9,636
                                     ------             ------

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Computer equipment, machinery and equipment and furniture and fixtures are depreciated over three to ten years, and leasehold improvements are amortized over the term of the associated lease if less than the assets useful lives.

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

LICENSE FEES AND ROYALTIES

During fiscal 1998, the Company licensed certain proprietary technology. The license agreement requires the Company to provide technical support over a one year term. License fees for this technology are being recognized over the term of the support period on a straight-line basis. Technology license fees recognized by the Company were $1,547,000 for the year ended June 30, 1998.

The SES business unit entered into license and royalty agreements for software to be incorporated into certain computer systems held for resale. The initial fees under such software license arrangements were capitalized in other assets and amortized over the lesser of the term of the license agreement or on a straight-line basis over three to five years. Royalty payments were expensed upon the sale of computer systems that incorporate the licensed software. There were no software license fees capitalized at June 30, 1998 and 1997.

REVENUE RECOGNITION

Revenues from product sales, which include revenues from software licenses, are recognized upon shipment unless significant uncertainties exist. Service and other revenues include maintenance, installation fees, professional services, rental revenue and license fees. Service and other revenues related to maintenance agreements and license fees are recognized ratably over the period in which the service or license is provided and realization is assured. All other service and other revenues are recognized as earned.

RESEARCH AND DEVELOPMENT

Costs relating to research and development are expensed as incurred.

INCOME (LOSS) PER SHARE

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The adoption of SFAS No. 128 did not have a material effect on the Company's reported income (loss) per share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period, while diluted income (loss) per share is computed to reflect the potential dilution of common stock under the Company's stock option plans. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

FOREIGN CURRENCY TRANSLATION

Operations outside the United States that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange in effect at the end of the fiscal year for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Income and expenses are translated at average exchange rates prevailing during the fiscal year. These translation adjustments are recorded as a separate component of stockholders' equity.

Transaction gains and (losses) recognized by the Company amounted to $76,311, ($84,000), and $26,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

POSTRETIREMENT BENEFITS

The Company sponsors a defined contribution employee savings and retirement plan ("the Plan"), which covers only United States employees. Participants may contribute up to 18% of their annual compensation. The Company matches 50 percent of a participant's contribution, paying up to a maximum of 3 percent of the participant's gross pay. The Company made contributions of $230,000, $179,000 and $190,000 in fiscal 1998, 1997 and 1996, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company's cash and cash equivalents are either placed with high credit quality financial institutions or invested in government securities. The Company limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to trade receivables are limited due to the varied customer base, comprised principally of distributors and resellers, dispersed across various industries and geographic locations. The Company generally does not require collateral. In certain circumstances, the Company may require letters of credit from its customers or deposits to be paid with an order.

WARRANTY OBLIGATIONS

The Company generally provides its products with a one- to two-year warranty. The Company records estimated warranty costs at the time of sale.

RECLASSIFICATION

During fiscal 1998, the Company reclassified the collection of deferred payments related to the sale of SES to General Automation, Inc. of $1,078,000 previously presented in the 1997 statement of cash flows as cash from operating activities to cash from investing activities. Such reclassification had no effect on net income (loss), total assets or stockholders' equity. (See Note 8)

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company intends to adopt this standard in the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 will require additional disclosure in the Company's consolidated financial statements.

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in fiscal year 1999. SFAS No. 131 establishes standards

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS No. 131 will require additional disclosure in the Company's consolidated financial statements.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal year 2000. SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 3  -  ACCRUED EXPENSES

Accrued expenses consist of the following at June 30:

                                                         (in thousands)
                                                     1998               1997
                                                     ----               ----
Compensation and benefits                           $2,270             $1,866
Commissions                                            511                421
Warranty expense                                       584                549
Customer credit balances                               614                622
Other                                                1,804              1,482
                                                    ------             ------
                                                    $5,783             $4,940
                                                    ======             ======

NOTE 4 - INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30:


                                                 (in thousands)
                                     1998              1997               1996
                                     ----              ----               ----
State current income taxes          $ 111              $  79              $ 151
Foreign current income taxes            -                 25                 40
                                    -----              -----              -----
    Total provision                 $ 111              $ 104              $ 191
                                    =====              =====              =====

Income (loss) before income taxes included approximately $277,000, ($239,000) and $185,000 related to foreign operations in fiscal years 1998, 1997 and 1996, respectively.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows for the years ended June 30:

                                                1998     1997        1996
                                                ----     ----        ----
Federal statutory rate                          34.0%    34.0%      34.0%
State income taxes, net of federal benefit      55.2%    (3.0%)     (3.4%)
Net losses without tax benefit                 (34.0%)  (34.0%)    (34.0%)
Foreign income tax                                 -     (0.9%)     (1.0%)
                                               -----    -----      -----
Effective tax rate                              55.2%    (3.9%)     (4.4%)
                                               -----    -----      -----

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

The components of the deferred tax asset at June 30, are as follows:

                                                  (in thousands)
                                             1998                1997
                                             ----                ----
NOL carryforward                          $ 18,891            $ 19,692
Property and equipment                         162                 104
Inventories                                    948                 979
Receivable reserves                            554                 498
Other                                          901                 786
                                          --------            --------
Total asset                                 21,456              22,059
Valuation allowance                        (20,461)            (21,064)
Deferred tax asset, net                   --------            --------
                                          $    995            $    995
                                          ========            ========
Due to the uncertainty surrounding realization of the deferred tax assets in future tax returns, the Company has established a valuation allowance against substantially all of its deferred asset.

The Tax Reform Act of 1986 ("the Act"), enacted in October 1986, limits the amount of net operating loss carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership in excess of 50%, as defined in the Act, which has limited the Company's ability to utilize in any one year the net operating loss carryforwards incurred prior to the change in ownership occurring upon the Company's initial public offering. The Company estimates that the total net operating loss carryforward subject to this limitation is approximately $23,500,000. The utilization of the available net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change is limited to approximately $2,700,000 in each year subsequent to the change in ownership until fiscal 2002, at which time the unused net operating loss carryforwards will expire. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Company's net operating loss and general business credit carryforwards at June 30, 1998, were approximately $53,547,000 ($30,047,000 unrestricted) and $3,600,000, respectively. Included within the net operating losses is approximately $4,650,000 of Incentive Stock Option deductions. This deduction, when utilized, will be a direct credit to stockholders' equity and will not benefit the statement of operations.

NOTE 5  -  STOCKHOLDERS' EQUITY

COMMON STOCK

On February 19, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock, on the open market or in negotiated transactions, during the next 12 months. During fiscal 1998, the Company repurchased approximately 177,000 shares of its common stock at an average price of $3.70 per share for an aggregate purchase price of approximately $655,000. During fiscal 1997, the Company repurchased approximately 2,219,000 shares of its common stock at an average price of $2.29 per share for an aggregate purchase price of approximately $5,079,000 under an authorized repurchase program which ended on June 30, 1997.

STOCK OPTION PLANS

During fiscal 1996, the stockholders approved the 1996 Long Term Incentive Plan ("1996 Plan"). As a result, no further grants were or will be made under the 1986 Incentive Stock Option Plan ("Incentive Plan") and the 1986 Supplemental Stock Option Plan ("Supplemental Plan"), which expired on March 12, 1996. The 1996 Plan provides for the grant of incentive stock options to officers and employees of the Company at no less than the fair market value on the date of grant and non-qualified stock options at no less than 65% of the fair market value at the date of grant. Options generally expire ten years from the date of grant or, if applicable, three months after termination of the optionee's employment and vest within four years of the grant date. Additionally, the 1996 Plan provides for awards of Stock Appreciation Rights ("SARs") to be granted either in tandem with grants of stock options or separately. On November 11, 1997, the stockholders approved increasing the maximum number of shares for options to 1,550,000 from 950,000. A maximum of 120,000 stock options or SARs may be granted to any one participant in any one calendar year. No more than 100,000 shares in other awards may be granted with a maximum of 25,000 shares to an individual in a calendar year.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

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

During fiscal 1995, the Company established the 1995 Outside Directors' Stock Option Plan ("the 1995 Directors' Plan") which provides for the issuance of nonqualified stock options at a price no less than the fair market value on the date of grant to members of the Company's Board of Directors who are not employees of the Company. An aggregate of 150,000 shares of common stock was reserved for issuance under the 1995 Directors' Plan. The options expire upon the earlier of ten years from the date of grant or six months after the director ceases to be a director of the Company and are exercisable on the grant date. This plan expires on July 1, 1999.

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

The following table summarizes the option activity under the Company's various stock option plans for the respective periods (shares in 000's).

                                             1998                                 1997                                 1996
                               ------------------------------      -------------------------------      ---------------------------
                                                  Weighted-                           Weighted-                         Weighted-
                                                   Average                             Average                           Average
                                                  Exercise                             Exercise                         Exercise
                                    Shares          Price               Shares          Price                Shares       Price
                               ------------------------------      -------------------------------      ---------------------------
Outstanding at July 1                  1,445            $2.97              1,625             $3.39             1,569          $3.08
  Options granted at market
    value                                164             3.50                700              2.28             2,452           4.68
  Options exercised                      (37)            2.38                (59)             1.73              (341)          2.14
  Options cancelled                     (151)            3.04               (821)             3.30            (2,055)          4.90
                               ------------------------------      -------------------------------      ---------------------------
Outstanding at June 30                 1,421             3.04              1,445              2.97             1,625           3.39
                               ------------------------------      -------------------------------      ---------------------------
Exercisable at June 30                   858             3.12                633              3.21               825           3.01
                               ------------------------------      -------------------------------      ---------------------------
Available for grant at June 30         1,017                -                428                 -               714              -
                               ------------------------------      -------------------------------      ---------------------------

The following table summarizes information about stock options outstanding at June 30, 1998 (shares in 000's).

                                      Options Outstanding                                      Options Exercisable
                 -----------------------------------------------------------      -------------------------------------------
                                            Weighted-
                        Remaining            Average           Weighted-                   Number              Weighted-
    Range of           Outstanding          Remaining           Average                 Exercisable             Average
    Exercise                At             Contractual          Exercise                     at                Exercise
     Prices           June 30, 1998            Life              Price                 June 30, 1998             Price
----------------------------------------------------------------------------      -------------------------------------------
$0.80 -  1.94                       51               1.06              $1.28                         51                 $1.28
 2.00  -  2.44                     581               7.75               2.23                        318                  2.22
 2.50  -  3.81                     269               8.17               3.02                        119                  2.91
 3.88                              427               7.29               3.88                        293                  3.88
 3.94  - 11.44                      93               6.52               5.30                         77                  5.53
----------------------------------------------------------------------------      -------------------------------------------
                                 1,421               7.37              $3.04                        858                 $3.12
============================================================================      ===========================================

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

EMPLOYEE STOCK PURCHASE PLANS

In April 1997, the stockholders approved an amendment to the 1993 Employee Stock Purchase Plan ("the 1993 Plan") to extend its termination date from June 30, 1997 until June 30, 1999. A total of 750,000 shares of common stock may be issued under the 1993 Plan in a series of semi-annual offerings. Eligible employees are able to purchase up to 500 shares semi-annually of the Company's common stock at 85% of market price, as defined by the 1993 Plan. The Company issued 47,472, 66,110 and 72,991 shares under the plan during fiscal 1998, 1997 and 1996, respectively.

PRO FORMA INFORMATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock-based compensation plans. The Company was not required under APB No. 25 to record compensation expense for stock options granted during fiscal years 1998, 1997 and 1996. If the Company had elected to recognize compensation cost for these plans (including the Employee Stock Purchase Plan), consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated as follows for the years ended June 30 (in thousands, except per share data):

                                       1998                                1997                          1996
                        --------------------------------   --------------------------------    -------------------------------
                                                                                                                Basic and
                                         Basic and                           Basic and                           Diluted
                        Net Income     Diluted Income                         Diluted                            Loss Per
                          (Loss)      (Loss) Per Share       Net Loss      Loss Per Share       Net Loss          Share
                       ---------------------------------   --------------------------------    -------------------------------
As Reported               $   90          $  0.01            ($2,744)          ($0.19)           ($4,517)         ($0.29)
Pro Forma                  ($401)          ($0.03)           ($3,129)          ($0.21)           ($5,273)         ($0.34)

The pro forma effect on net income (loss) for 1998, 1997 and 1996 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995 and the pro forma amounts include the impact of the fiscal 1996 option repricing.

The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes options-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: expected volatility of 55% in 1998 and 58% in 1997 and 1996; a risk free interest rate of 5.8%, 6.4% and 5.9% in 1998, 1997 and 1996, respectively; an expected dividend yield of 0% for all three years; and an expected life of 5 years in 1998 and 1997 and 4 years in 1996. The weighted-average assumptions used for the 1993 Plan for 1998, 1997 and 1996 were: expected volatility of 48% in 1998 and 50% in 1997 and 1996; a risk free interest rate of 5.0% in 1998 and 5.4% for 1997 and 1996; an expected dividend yield of 0% and an expected life of 6 months for all three years. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 was $1.11, $0.74 and $1.11, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space for its headquarters and sales offices under various operating arrangements that expire at various dates through 2005. Minimum future rental payments total $1,173,000, $1,192,000, $1,170,000,
$1,139,000, $1,139,000 and $2,278,000 for fiscal 1999, 2000, 2001, 2002, 2003 and years remaining thereafter, respectively. Approximately $1,196,000, $1,360,000 and $2,613,000 were charged to rent expense in fiscal 1998, 1997 and 1996, respectively, under operating lease agreements.

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries

LEGAL PROCEEDINGS

In the normal course of business, the Company is, from time to time, subject to various claims and legal proceedings. The Company believes that the ultimate outcome of pending matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

NOTE 7 - SIGNIFICANT CUSTOMERS AND GEOGRAPHIC DATA

The Company had one customer that represented 10% of revenues for the year ended June 30, 1998. For the fiscal years ended June 30, 1997 and 1996, there were no sales to any customer representing greater than 10% of revenue.

The following summarizes information with respect to the Company's geographic operations for the fiscal years 1998, 1997 and 1996:

                                            (in thousands)
Sales                        1998                1997               1996
-----                        ----                ----               ----
United States              $50,516             $43,892           $ 78,059
Europe                       8,682               8,234             12,144
Export--
  Europe                     5,309               5,512              3,799
  Asia                       1,428               2,249              1,674
  All other                  5,005               5,105              6,546
                           -------             -------           --------
                           $70,940             $64,992           $102,222
                           =======             =======           ========

Income (loss) before taxes
--------------------------
United States              $   (27)            $(2,555)          $ (5,055)
Other geographic areas          84                  75                752
Eliminations                   144                (160)               (23)
                           -------             -------           --------
                           $   201             $(2,640)          $ (4,326)
                           =======             =======           ========

Assets
------
United States              $30,490             $30,577           $ 42,554
Other geographic areas       2,552               4,092              8,799
Eliminations                  (186)               (645)            (5,002)
                           -------             -------           --------
                           $32,856             $34,024           $ 46,351
                           =======             =======           ========

NOTE 8 - FISCAL 1998 QUARTERLY CASH FLOWS (UNAUDITED)

The Company reclassified the collection of deferred payments related to the sale of SES in the consolidated statement of cash flows, as cash from operating activities to cash from investing activities. Such reclassification had no effect on net income (loss), total assets or stockholders' equity. The reclassified condensed consolidated statements of cash flows for the fiscal year-to-date periods is as follows:

                                                 (in thousands)
                              September 28,        December 28,      March 29,
                                  1997                 1997            1998
                              -------------        ------------      ---------
Net cash provided by
 (used in):
    Operating activities         $(2,758)            $(1,763)         $(2,141)
    Investing activities            (120)                212              218
    Financing activities              45                  53               56

                       Report of Independent Accountants
                        On Financial Statement Schedule


  To the Board of Directors and
  Stockholders of Texas Micro Inc.

  Our audits of the consolidated financial statements referred to in our report dated August 25, 1998 appearing on page F-1 of the 1998 Annual Report to Stockholders of Texas Micro Inc. also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PricewaterhouseCoopers LLP

  Houston, Texas
  August 25, 1998

                                                                     SCHEDULE II

                       TEXAS MICRO INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                           -----------------------
                                Balance at   Charged to  Charged to               Balance at
                                Beginning    Costs and    Other                     End of
          Description           of Period    Expenses    Accounts  Deductions (A)   Period
------------------------------------------------------------------ --------------------------
June 30, 1996:
-------------------------------
Allowance for Doubtful Accounts  1,288,000      105,000   (93,000)       282,000   1,018,000
Inventory Reserve                1,925,000    5,352,000         0      2,469,000   4,808,000

June 30, 1997:
-------------------------------
Allowance for Doubtful Accounts  1,018,000       (9,000)   12,000        188,000     833,000
Inventory Reserve                4,808,000    1,402,000         0      3,871,000   2,339,000

June 30, 1998:
-------------------------------
Allowance for Doubtful Accounts    833,000       88,000    48,000         81,000     888,000
Inventory Reserve                2,339,000      157,000         0        266,000   2,230,000

-----------
(A) Allowance for Doubtful Accounts - uncollectible accounts written off Inventory Reserve - obsolete inventory written off (fiscal year 1997 includes $3,237,000 related to the sale of SES)