Form 10-Q
period 1998-09-27
TEXAS MICRO INC
filed 1998-11-06
CIK 724621

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-Q
                                 ------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1998
                                    ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  -----------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     As of November 5, 1998, 13,423,197 shares of the registrant's Common Stock, $.40 par value, were outstanding.

===============================================================================


PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                                    TEXAS MICRO INC. AND SUBSIDIARIES

                                                                                               September 27,              June 30,
                                                                                                    1998                    1998
ASSETS                                                                                          (unaudited)
                                                                                               -------------              --------
                                                                                                            (in thousands)
Current Assets:
        Cash and cash equivalents                                                                 $  7,506                $  7,568
        Accounts receivable, net of allowance for doubtful accounts
         of $1,009 at September 27, 1998 and $888 at June 30, 1998                                  12,087                  11,508
        Inventories                                                                                 11,382                   8,291
        Other current assets                                                                         1,939                   1,825
                                                                                                  --------                --------
                                            Total current assets                                    32,914                  29,192
                                                                                                  ========                ========
Equipment and improvements, at cost:
        Computer equipment                                                                           3,559                   3,379
        Machinery and equipment                                                                      4,489                   4,270
        Furniture and fixtures                                                                       1,056                   1,011
        Leasehold improvements                                                                       1,286                     968
        Construction in progress                                                                     1,283                     519
                                                                                                  --------                --------
                                                                                                    11,673                  10,147
        Less - Accumulated depreciation and amortization                                             6,954                   6,549
                                                                                                  --------                --------
                                                                                                     4,719                   3,598
                                                                                                  --------                --------
Other assets                                                                                            40                      66
                                                                                                  --------                --------
Total Assets                                                                                      $ 37,673                $ 32,856
                                                                                                  ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                                          $  6,820                $  3,886
        Accrued expenses                                                                             6,531                   5,783
                                                                                                  --------                --------
                                            Total current liabilities                               13,351                   9,669
                                                                                                  --------                --------
Commitments and contingencies

Stockholders' Equity:
        Preferred stock, $.40 par value:
         Authorized--12,500 shares at September 27, 1998 and June 30, 1998
         Issued--none                                                                                    -                       -
        Common stock, $.40 par value:
         Authorized--35,000 shares at September 27, 1998 and June 30, 1998
         Issued--15,643 shares at September 27, 1998 and June 30, 1998                               6,257                   6,257
        Additional paid-in capital                                                                  80,326                  80,314
        Accumulated deficit                                                                        (56,627)                (57,468)
        Unrealized loss on securities available for sale                                              (325)                   (325)
        Treasury stock, at cost, 2,220 shares at September 27, 1998 and
         2,250 shares at June 30, 1998                                                              (5,326)                 (5,400)
        Cumulative translation adjustment                                                               17                    (191)
                                                                                                  --------                --------
                                            Total stockholders' equity                              24,322                  23,187
                                                                                                  --------                --------
Total Liabilities and Stockholders' Equity                                                        $ 37,673                $ 32,856
                                                                                                  ========                ========
The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS        TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)

                                                                                  For the three months ended,
                                                                                September 27,    September 28,
                                                                                    1998              1997
                                                                                -------------    -------------
                                                                             (in thousands, except per share data)
Revenues
       Product                                                                     $19,480          $16,037
       Service and other                                                               841                -
                                                                                   -------          -------
               Total revenues                                                       20,321           16,037

Cost of revenues
       Product                                                                      12,866           11,093
       Service and other                                                               247                -
                                                                                   -------          -------
               Total cost of revenues                                               13,113           11,093

               Gross profit                                                          7,208            4,944

Research and development expenses                                                    2,270            1,951
Selling, general and administrative expenses                                         4,188            3,575
                                                                                   -------          -------
               Total operating expenses                                              6,458            5,526

               Income (loss) from operations                                           750             (582)

Interest income                                                                         99               91
Other income (expense)                                                                  71               21
                                                                                   -------          -------
               Income (loss) before provision for income taxes                         920             (470)

Provision for income taxes                                                              88               19
                                                                                   -------          -------

               Net income (loss)                                                   $   832          $  (489)
                                                                                   =======          =======

Basic income (loss) per share                                                      $  0.06          $ (0.04)
                                                                                   =======          =======
Diluted income (loss) per share                                                    $  0.06          $ (0.04)
                                                                                   =======          =======

Average common shares outstanding                                                   13,420           13,505
                                                                                   =======          =======

Average common shares assuming dilution                                             13,642           13,505
                                                                                   =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                                       3

CONSOLIDATED STATEMENTS OF CASH FLOWS        TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)

                                                                          For the three months ended,
                                                                        September 27,     September 28,
                                                                            1998              1997
                                                                        -------------     ------------
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                     $  832             ($489)
Net income (loss)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities--
          Depreciation                                                       384               366
          Amortization                                                        27                27
          Provision for inventories                                          564               (54)
          Provisions for bad debts                                           119                27
          Changes in assets and liabilities:
                 Accounts receivable                                        (615)             (883)
                 Inventories                                              (3,610)           (1,323)
                 Other current assets                                        (97)               58
                 Accounts payable                                          2,925              (327)
                 Accrued expenses                                            737              (160)
                                                                          ------            ------
Net cash provided by (used in) operating activities                        1,266            (2,758)
                                                                          ------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of equipment and improvements                   (1,495)             (360)
                 Proceeds from sale of SES                                     -               240
                 Increase in other assets                                     (1)                -
                                                                          ------             -----
Net cash used in investing activities                                     (1,496)             (120)

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of common stock                       95                45
                                                                          ------             -----
Net cash provided by financing activities                                     95                45
                                                                          ------             -----
Effect of exchange rates on cash                                              73                 5
                                                                          ------             -----
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (62)           (2,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             7,568             8,386
                                                                          ------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $7,506            $5,558
                                                                          ======            ======
Supplemental Disclosure of Cash Flow Information:
                 Cash paid for income taxes                               $    5            $   10


The accompanying notes are an integral part of these consolidated financial statements.

                                       4

Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
(unaudited)

Note 1  - Basis of Presentation
------

The financial statements included herein have been prepared by Texas Micro Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the Commission on September 14, 1998.

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three months ended September 27, 1998 are not necessarily indicative of results to be expected for the entire year.

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

Note 2  - Inventories
------

Inventories including materials, labor and manufacturing overhead consisted of the following:

                                                   (in thousands)
                                        September 27,             June 30,
                                             1998                   1998
                                       ---------------          -----------
Raw materials                              $ 6,857                $5,682
Work-in-process                              3,545                 1,899
Finished goods                                 980                   710
                                       ---------------          -----------
                                           $11,382                $8,291
                                       ----------------         -----------

Note 3  - Net Income (Loss) per Share
------

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period, while diluted income (loss) per share is computed to reflect the potential dilution of common stock under the Company's stock option plans. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

Note 4  - Comprehensive Income
------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized losses on marketable securities held as available-for-sale investments. Comprehensive income (loss) was $1,040,000 and ($482,000) for the three-month periods ended September 27, 1998 and September 28, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications and industrial automation markets. The Company operates in one segment, computer systems.

Results of Operations

REVENUES
--------

The Company's revenues for the first quarter of fiscal 1999, which ended September 27, 1998, of $20,321,000 increased 27% from $16,037,000 for the first quarter of fiscal 1998. The product revenue increase was due to new design wins, the introduction of new products and a ramp up in existing strategic customer accounts. The increase in service and other revenue is primarily a result of the Company licensing certain proprietary technology in November 1997 over a one year term. During the first quarter of 1999, units shipped increased 38% and the average unit selling price declined 12% as compared with the first quarter of 1998. Sales to the top five customers represented 44% of total revenues for the first quarter of fiscal 1999 and 23% for the first quarter of fiscal 1998. The Company had one customer that represented 24% of total revenues for the quarter ended September 27, 1998.

Sales outside the United States for the first quarter of fiscal 1999 increased to $6,109,000 or 30% of total revenues, from $5,249,000, or 33% of total revenues for the first quarter of fiscal 1998.

GROSS MARGIN
------------

Gross margin of 35% for the first quarter of fiscal 1999 reflected an increase of four percentage points from 31% in the first quarter of fiscal 1998. This increase is primarily attributable to an increase in product gross margin of three percentage points over the prior year period resulting from economies of scale generated by the growth in product revenues.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $2,270,000 for the first quarter of fiscal 1999 increased 16% from $1,951,000 for the first quarter of fiscal 1998. As a percent of revenues, research and development expenses decreased slightly to 11% for the first quarter of 1999, as compared to 12% for the first quarter of 1998. The increase in research and development expense over the prior year quarter was due to continued investment in new product development, primarily CompactPCI, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased 17% to $4,188,000, or 21% of revenues, for the first quarter of fiscal 1999 from $3,575,000, or 22% of revenues, for the first quarter of fiscal 1998. The increase in expenses were primarily due to an increase in enterprise wide computer system implementation related costs and bad debt reserves.

OPERATING INCOME (LOSS)
-----------------------

The Company reported income from operations of $750,000 for the first quarter of fiscal 1999, compared to a loss from operations of $582,000 for the first quarter of fiscal 1998. The increase in income from operations resulted from the increase in revenues and a higher gross margin. These increases were partially offset by a modest increase in operating expenses over the prior year quarter end.

INTEREST AND OTHER INCOME
-------------------------

The Company generated interest income of $99,000 during the first quarter of fiscal 1999, as compared to $91,000 for the first quarter of fiscal 1998. Other income was $71,000 during the first quarter of fiscal 1999 as compared to $21,000 for the first quarter of the prior year. The increase in other income is primarily a result of favorable translation rate gains in the current year quarter.

INCOME TAXES
------------

The Company recorded provisions for income taxes, primarily for alternative minimum, foreign and state income taxes, of $88,000 for the first quarter of fiscal 1999 compared to $19,000 for the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had cash and cash equivalents of $7,506,000 and working capital of $19,563,000. This compared to cash and cash equivalents of $7,568,000 and working capital of $19,523,000 at June 30, 1998.

Cash provided by operations was $1,266,000 for the first quarter of fiscal 1999. Cash provided by operating activities resulted primarily from increases in accounts payable and accrued expenses offset by increases in inventories and accounts receivable.

The Company's capital expenditures during the first quarter of fiscal 1999 were $1,495,000 an increase of $1,135,000 as compared to the prior year first quarter. The increase is primarily due to expenditures for a new enterprise wide computer system and manufacturing equipment. Quarterly capital expenditures for the remaining portion of fiscal 1999 are expected to be less than the level experienced in the first quarter of fiscal 1999.

The Company believes that its present cash flow and cash balances are adequate for its operating needs and capital expenditures through fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in the fourth quarter of fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS No. 131 will require additional disclosure in the Company's consolidated financial statements.


YEAR 2000 COMPLIANCE


Many computer systems and imbedded chips may experience problems handling dates beyond the year 1999. Therefore, some devices containing imbedded chips and computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. In response to these Year 2000 issues, the Company has assigned a project team to assess the readiness of its internal business processes, non-financial software and imbedded chip systems, products sold to customers and external noncompliance by customers and suppliers for handling the Year 2000. The Company has created a website at www.texasmicro.com containing additional information about the Year 2000 issue and the Company's compliance program.

INTERNAL BUSINESS PROCESSES. During fiscal 1999, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an enterprise wide computer system, which the software vendor has indicated, is Year 2000 compliant. The total estimated hardware, software and installation cost for this new system is approximately $3 million of which approximately $1.3 million has been spent to date.

The Company is currently in the implementation phase for this system with full implementation to be completed by September 1999. Based on this schedule, the Company expects to be in full compliance with its internal financial systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company believes there is some risk that the system will not be implemented before Year 2000. Those plans include adapting or replacing some of the Company's currently existing systems to make them Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the assessment phase with regard to non-financial software and imbedded chip systems and is currently assessing the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for September 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the assessment phase, the Company does not currently have a formal contingency plan in place for its internal non-financial software and imbedded chip systems.

PRODUCTS SOLD TO CUSTOMERS. The Company believes that it has substantially identified and resolved all potential Year 2000 problems with any of the hardware products, which it currently develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's hardware products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate with software or in systems which are not under the Company's control.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is also contacting critical suppliers of products and services to determine that the suppliers' and service providers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers or service providers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers and service providers. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that many of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this Quarterly Report on Form 10-Q that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results to differ materially from those expected, projected or contained in forward-looking statements. These factors include technological changes and the ability of the Company to develop new products; the customer demand and market acceptance of the Company's products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the risks and uncertainties relating to the Company's foreign operations including foreign currency fluctuations and intellectual property risk. For a discussion of these and other factors affecting the Company's business, see "ITEM 1. BUSINESS -- Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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


                                       TEXAS MICRO INC.

Date:  November 5, 1998                By:/s/ J. Michael Stewart
                                          ----------------------
                                          J. Michael Stewart
                                          President and Chief Executive Officer



Date:  November 5, 1998                By:/s/ Kermit R. Sumrall
                                          ---------------------
                                          Kermit R. Sumrall
                                          Secretary and Acting Chief Financial
                                          Officer



Date:  November 5, 1998                By:/s/ Michael L. Baudler
                                          ----------------------
                                          Michael L. Baudler
                                          Controller