Form 10-Q
period 1998-12-27
TEXAS MICRO INC
filed 1999-02-09
CIK 724621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 27, 1998
                                    -----------------


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

                             ---------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     As of February 1, 1999, 13,457,818 shares of the registrant's Common Stock, $.40 par value, were outstanding.

===============================================================================


PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                        TEXAS MICRO INC. AND SUBSIDIARIES

                                                                                   December 27,              June 30,
                                                                                       1998                    1998
                                                                                    (unaudited)
                                                                                    -----------             ---------
                                                                                              (in thousands)
ASSETS
Current Assets:
        Cash and cash equivalents                                                   $    4,961                $  7,568
        Accounts receivable, net of allowance for doubtful accounts
          of $857 at December 27, 1998 and $888 at June 30, 1998                        13,842                  11,508
        Inventories                                                                     11,676                   8,291
        Other current assets                                                             1,588                   1,825
                                                                                    ----------                --------
                   Total current assets                                                 32,067                  29,192
                                                                                    ==========                ========

Equipment and improvements, at cost:
        Computer equipment                                                               3,776                   3,379
        Machinery and equipment                                                          4,599                   4,270
        Furniture and fixtures                                                           1,085                   1,011
        Leasehold improvements                                                           1,309                     968
        Construction in progress                                                         1,829                     519
                                                                                    ----------                --------
                                                                                        12,598                  10,147
        Less - Accumulated depreciation and amortization                                 7,346                   6,549
                                                                                    ----------                --------
                                                                                         5,252                   3,598
                                                                                    ----------                --------
Other assets                                                                               144                      66
                                                                                    ----------                --------
Total Assets                                                                        $   37,463               $  32,856
                                                                                    ==========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                           $     4,705               $   3,886
        Accrued expenses                                                                 7,627                   5,783
                                                                                    ----------                --------
                   Total current liabilities                                            12,332                   9,669
                                                                                    ==========                ========

Commitments and contingencies

Stockholders' Equity:
       Preferred stock, $.40 par value:
          Authorized--12,500 shares at December 27, 1998 and June 30, 1998
          Issued--none                                                                       -                       -
       Common stock, $.40 par value:
          Authorized--35,000 shares at December 27, 1998 and June 30, 1998
          Issued--15,643 shares at December 27, 1998 and June 30, 1998                   6,257                   6,257
       Additional paid-in capital                                                       80,327                  80,314
       Accumulated deficit                                                             (55,580)                (57,468)
       Unrealized loss on securities available for sale                                   (568)                   (325)
       Treasury stock, at cost, 2,219 shares at December 27, 1998 and
          2,250 shares at June 30, 1998                                                 (5,324)                 (5,400)
       Cumulative translation adjustment                                                    19                    (191)
                                                                                    ----------                --------
                   Total stockholders' equity                                           25,131                  23,187
                                                                                    ----------                --------
Total Liabilities and Stockholders' Equity                                          $   37,463                $ 32,856
                                                                                    ==========                ========

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS                                                            TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)
                                                                 For the three months ended,          For the six months ended,
                                                                December 27,       December 28,     December 27,      December 28,
                                                                    1998              1997              1998              1997
                                                                ------------       ------------     ------------      ------------
                                                                               (in thousands, except per share data)
Revenues
         Product                                                $     21,636       $     18,507     $     41,117      $     34,544
         Service and other                                               421                425            1,262               425
                                                                ------------       ------------     ------------      ------------
               Total revenues                                         22,057             18,932           42,379            34,969

Cost of revenues
         Product                                                      14,320             13,109           27,186            24,202
         Service and other                                               254                  -              501                 -
                                                                ------------       ------------     ------------      ------------
               Total cost of revenues                                 14,574             13,109           27,687            24,202

               Gross profit                                            7,483              5,823           14,692            10,767

Research and development expenses                                      2,309              1,907            4,579             3,858
Selling, general and administrative expenses                           4,230              3,902            8,418             7,477
                                                                ------------       ------------     ------------      ------------
               Total operating expenses                                6,539              5,809           12,997            11,335

               Income (loss) from operations                             944                 14            1,695              (568)

Interest income                                                           78                 69              177               159
Other income (expense)                                                   133                 17              203                38
                                                                ------------       ------------     ------------      ------------
               Income (loss) before provision for income taxes         1,155                100            2,075              (371)


Provision for income taxes                                               108                 28              196                46
                                                                ------------       ------------     ------------      ------------
               Net income (loss)                                $      1,047       $         72     $      1,879      $       (417)
                                                                ============       ============     ============      ============


Basic income (loss) per share                                   $       0.08       $       0.01     $       0.14      $      (0.03)
                                                                ============       ============     ============      ============

Diluted income (loss) per share                                 $       0.08       $       0.01     $       0.14      $      (0.03)
                                                                ============       ============     ============      ============

Average common shares outstanding                                     13,423             13,509           13,422            13,507
                                                                ============       ============     ============      ============

Average common shares assuming dilution                               13,636             13,917           13,643            13,507
                                                                ============       ============     ============      ============


The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)
                                                                            For the six months ended,
                                                                       December 27,           December 28,
                                                                           1998                   1997
                                                                       ------------           -------------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ 1,879                  ($417)
Adjustments to reconcile net income (loss) to
  net cash (used in) operating activities--
            Depreciation                                                        777                    728
            Amortization                                                         53                     53
            Provisions for inventories                                          937                    178
            Provisions for bad debts                                            152                     32
            Changes in assets and liabilities:
                    Accounts receivable                                      (2,412)                (2,834)
                    Inventories                                              (4,291)                (1,176)
                    Other current assets                                          7                      4
                    Accounts payable                                            814                   (150)
                    Accrued expenses                                          1,834                  1,819
                                                                          ---------              ---------
Net cash used in operating activities                                          (250)                (1,763)
                                                                          ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of equipment and improvements                           (2,421)                  (680)
            Proceeds from sale of SES business unit                               -                    890
            Increase in other assets                                           (131)                     2
                                                                          ---------              ---------
Net cash provided by (used in) investing activities                          (2,552)                   212
                                                                          ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of common stock                               97                     53
                                                                          ---------              ---------
Net cash provided by financing activities                                        97                     53
                                                                          ---------              ---------
Effect of exchange rates on cash                                                 98                    (34)
                                                                          ---------              ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,607)                (1,532)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                7,568                  8,386
                                                                          ---------              ---------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                   $ 4,961                $ 6,854
                                                                          =========              =========
Supplemental Disclosure of Cash Flow Information:
            Cash paid for income taxes                                      $    81                $    21


The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements
Texas Micro Inc. and Subsidiaries
(unaudited)


NOTE 1 - BASIS OF PRESENTATION

Texas Micro Inc. (the "Company") is a provider of differentiated Intel-based computer systems and single board computers ("SBC's") for the communications and industrial automation markets. The Company operates in one segment, computer systems.

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

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and six months ended December 27, 1998 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2  - INVENTORIES

Inventories including materials, labor and manufacturing overhead consisted of the following:

                                                 (in thousands)
                                         December 27,         June 30,
                                             1998               1998
                                         -----------         ---------
Raw materials                              $   7,731           $ 5,682
Work-in-process                                2,505             1,899
Finished goods                                 1,440               710
                                         -----------         ---------
                                           $  11,676           $ 8,291
                                         -----------         ---------


NOTE 3  - NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period, while diluted income (loss) per share is computed to reflect the potential dilution of common stock under the Company's stock option plans. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

NOTE 4  - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized losses on marketable securities held as available-for-sale investments. Comprehensive income (loss) was $829,000 and $1,850,000 for the three and six-month periods ending December 27, 1998 compared to $30,000 and ($467,000) for the three and six-month periods ending December 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications and industrial automation markets. The Company operates in one segment, computer systems.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues for the second quarter of fiscal 1999, which ended December 27, 1998, of $22,057,000 increased 17% from $18,932,000 for the second quarter of fiscal 1998. Service and other revenue remained relatively flat, however, only $142,000 in license revenue was recorded in the second quarter of fiscal 1999 compared to $425,000 in the second quarter of fiscal 1998. During the second quarter of 1999, units shipped increased 25% and the average unit selling price declined 7% as compared with the second quarter of 1998. Sales to the top five customers represented 46% of total revenues for the second quarter of fiscal 1999 and 26% for the second quarter of fiscal 1998. The Company had one customer that represented 20% of total revenues for the quarter ended December 27, 1998.

The Company's revenues for the first six months of fiscal 1999 of $42,379,000 increased 21% from $34,969,000 for the first six months of fiscal 1998. During the first six months of 1999, units shipped increased 31% and the average unit selling price declined 9% as compared with the first six months of 1998. Sales to the top five customers represented 44% of total revenues for the first six months of fiscal 1999 compared to 23% of total revenues for the same period a year ago.

Product revenues for both the three and six months ended December 28, 1998 are higher than the comparable periods a year ago as a result of new design wins, the introduction of new products and a ramp up in products sold to existing strategic customer accounts.

Sales outside the United States for the second quarter of fiscal 1999 increased to $7,196,000 or 33% of total revenues, from $5,448,000, or 29% of total revenues for the second quarter of fiscal 1998. For the six months ended December 27, 1998, sales outside the United States comprised $13,304,000, or 31% of total revenues, as compared to $10,697,000, or 31%, for the comparable period a year ago.

GROSS MARGIN
------------

Gross margin of 34% for the second quarter of fiscal 1999 reflected an increase of 3 percentage points from 31% in the second quarter of fiscal 1998. This increase is primarily attributable to economies of scale generated by the growth in production volume and efficiencies gained in manufacturing partially offset by a decrease in license revenue recorded.

Gross margin of 35% for the first six months of fiscal 1999 reflected an increase of 4 percentage points from 31% for the first six months of fiscal 1998. This increase is attributable to economies of scale generated by the growth in product revenues and efficiencies gained in manufacturing. Additionally, the Company recognized $761,000 in gross margin related to service and other sales revenues during the first six months of fiscal 1999 compared to $425,000 for the same period in fiscal 1998.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $2,309,000 for the second quarter of fiscal 1999 increased 21% from $1,907,000 for the second quarter of fiscal 1998. As a percent of revenues, research and development expenses remained relatively flat at 10% for both the second quarter of fiscal 1999 and fiscal 1998.

For the first six months of fiscal 1999, research and development expenses increased to $4,579,000 or 19% from $3,858,000 for the first six months of fiscal 1998. As a percent of revenues, research and development expenses were flat at 11% for both the six months of fiscal 1999 and 1998.

The increase in research and development expense for the three and six month periods ending December 27, 1998 over the same periods in the prior year is due to continued investment in new product development, primarily in the Calvin and CompactPCI products, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased 8% to $4,230,000, or 19% of revenues, for the second quarter of fiscal 1999 from $3,902,000, or 21% of revenues, for the second quarter of fiscal 1998. The increase in expenses are primarily due to an increase in enterprise wide computer system implementation related costs and higher employment costs.

Selling, general and administrative expenses increased 13% to $8,418,000, or 20% of revenues, for the first six months of fiscal 1999 from $7,477,000, or 21% of revenues, for the first six months of fiscal 1998. The increase in expenses compared to the same periods in the prior fiscal year is primarily due to an increase in enterprise wide computer system implementation related costs, bad debt write-offs and higher employment costs.

OPERATING INCOME (LOSS)
-----------------------

The Company reported income from operations of $944,000 for the second quarter of fiscal 1999, compared to income from operations of $14,000 for the second quarter of fiscal 1998. The increase in income from operations resulted from the increase in revenues and a higher gross margin percentage. For the first six months of fiscal 1999 the Company reported an operating income of $1,695,000, compared to a loss from operations of $568,000 for the prior year period. The improved results are attributed to the increase in revenues and gross margin while minimizing the increase in operating expenses.

INTEREST AND OTHER INCOME
-------------------------

The Company generated interest income of $78,000 and $177,000 during the three and six months ended December 27, 1998, as compared to $69,000 and $159,000 for the comparable periods a year ago. Other income was $133,000 and $203,000 during the three and six months ended December 27, 1998, as compared to $17,000 and $38,000 for the comparable periods a year ago. The increase in other income is primarily a result of favorable foreign currency translation rate gains in the first half of fiscal 1999.

INCOME TAXES
------------

The Company recorded provisions for income taxes, primarily for alternative minimum, foreign and state income taxes, of $108,000 and $196,000 for the three and six months ended December 28, 1998 compared to $28,000 and $46,000 for the three and six months ended December 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1998, the Company had cash and cash equivalents of $4,961,000 and working capital of $19,735,000. This compared to cash and cash equivalents of $7,568,000 and working capital of $19,523,000 at June 30, 1998.

Cash used in operations was $250,000 for the six months ended December 27, 1998. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories associated with the Company's growth partially offset by increases in accounts payable and accrued liabilities.

The Company's capital expenditures during the six months ended December 28, 1998 increased by $1,741,000 as compared to the same period a year ago, primarily due to expenditures for a new enterprise wide computer system and manufacturing equipment. Capital expenditures for the remaining portion of fiscal 1999 are expected to be less than the level experienced in the first half of fiscal 1999.

The Company believes that its present cash flow and cash balances are adequate for its operating needs and capital expenditures through fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company intends to adopt this standard in the fourth quarter of fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial statements.

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

INTERNAL BUSINESS PROCESSES. During fiscal 1999, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an enterprise wide computer system, which the software vendor has indicated, is Year 2000 compliant. The total estimated hardware, software and installation cost for this new system is approximately $3 million of which approximately $1.9 million has been spent to date. The Company is currently in the implementation phase for this system with full implementation to be completed by September 1999. Based on this schedule, the Company expects to be in full compliance with its internal financial systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company believes there is some risk that the system will not be implemented before Year 2000. Those plans include adapting or replacing some of the Company's currently existing systems to make them Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the assessment phase with regard to non-financial software and imbedded chip systems and is currently assessing the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for September 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its major non-financial systems and as such, the costs of achieving Year 2000 compliance could have a material impact on the operations of the Company. Since the Company is in the assessment phase, the Company does not currently have a formal contingency plan in place for its internal non-financial software and imbedded chip systems. A Year 2000 failure with respect to certain of the Company's non-financial systems such as manufacturing equipment could have a material adverse affect on the Company's financial condition and results of operations.

PRODUCTS SOLD TO CUSTOMERS. The Company believes that it has substantially identified and resolved all potential Year 2000 problems with any of the hardware products which it currently develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's hardware products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate with software or in systems which are not under the Company's control.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is also contacting critical suppliers of products and services to determine that the suppliers' and service providers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers or service providers to those who have demonstrated Year 2000 readiness. No assurances can be given that the Company will be successful in finding such alternative suppliers and service providers. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate suppliers, the Company's business or operations could be adversely affected.

The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that many of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected through a delay by the customer in placing orders with the Company or delays in payments due the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in this Quarterly Report on Form 10-Q that relate to future results or events are based on the Company's current expectations. There are many factors that affect the Company's business and the results of its operations and may cause the actual results to differ materially from those expected, projected or contained in forward-looking statements. These factors include technological changes and the ability of the Company to develop new products; the customer demand and market acceptance of the Company's products; the ability of the Company to manage its inventory levels to minimize excess inventory, declining inventory values and obsolescence; the risks and uncertainties relating to the Company's foreign operations including foreign currency fluctuations and intellectual property risk and risks associated with the Year 2000 issue. For a discussion of these and other factors affecting the Company's business, see "ITEM 1. BUSINESS -- Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and the preceding section, "Year 2000 Compliance."

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is from time to time a party to various lawsuits arising in the ordinary course of business. The Company knows of no pending litigation which is reasonably likely to have a material adverse impact on its financial condition or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 3, 1998, the following proposals were adopted by the vote specified below:

Proposal 1 - Election of Directors

Proposal 2 - Amend the Company's 1993 Employee Stock Purchase Plan by extending its termination date by two years, from June 30, 1999 until June 30, 2001, and permitting employee purchases thereunder until such date.

Proposal 3 - Amend the Company's 1995 Outside Directors Stock Option Plan by extending its termination date by three years, from July 1, 1999 until July 1, 2002.

Proposal 4 - Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants.


                                For      Withheld  Against   Abstain  No Vote
                                ---      --------  -------   -------  -------
Proposal 1 -
  Francis J. Hughes, Jr.    11,607,084    100,026      -        -        -
  A. Theodore Englevist     11,606,184    100,926      -        -        -
  Dennis M. Malloy          11,608,684     98,426      -
Proposal 2                  11,386,256       -      294,753   25,831     -
Proposal 3                  11,037,178       -      653,237   16,695     -
Proposal 4                  11,668,157       -       29,114    9,839     -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits

             10.30 Amendment No. 2 to the 1993 Employee Stock Purchase Plan, adopted December 3, 1998.

             10.31 Amendment No. 1 to the 1995 Outside Directors' Stock Option Plan, adopted December 3, 1998.

             27         Financial Data Schedule

       b)    Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TEXAS MICRO INC.

Date:  February 5, 1999          By: /s/ J. Michael Stewart
                                    ----------------------------
                                    J. Michael Stewart
                                    President and Chief Executive Officer


Date:  February 5, 1999          By: /s/ Kermit R. Sumrall
                                    ----------------------------
                                    Kermit R. Sumrall
                                    Secretary and Acting Chief Financial Officer


Date:  February 5, 1999          By: /s/ Michael L. Baudler
                                    ----------------------------
                                    Michael L. Baudler
                                    Controller