Form 10-Q
period 1999-03-28
TEXAS MICRO INC
filed 1999-05-07
CIK 724621

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999


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

     As of May 3, 1999, 13,485,525 shares of the registrant's Common Stock, $.40 par value, were outstanding.


================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS                                   TEXAS MICRO INC. AND SUBSIDIARIES

                                                                     March 28,   June 30,
                                                                       1999        1998
ASSETS                                                              (unaudited)
                                                                    -----------  --------
                                                                         (in thousands)
Current Assets:
    Cash and cash equivalents                                        $  5,767    $  7,568
    Accounts receivable, net of allowance for doubtful accounts
       of $856 at March 28, 1999 and $888 at June 30, 1998             14,155      11,508
    Inventories                                                        11,760       8,291
    Other current assets                                                1,699       1,825
                                                                     --------    --------
                             Total  current assets                     33,381      29,192
                                                                     --------    --------

Equipment and improvements, at cost:
    Computer equipment                                                  3,761       3,379
    Machinery and equipment                                             4,462       4,270
    Furniture and fixtures                                              1,043       1,011
    Leasehold improvements                                              1,866         968
    Construction in progress                                            2,319         519
                                                                     --------    --------
                                                                       13,451      10,147
    Less - Accumulated depreciation and amortization                    7,360       6,549
                                                                     --------    --------
                                                                        6,091       3,598
                                                                     --------    --------
Other assets                                                              268          66
                                                                     --------    --------
Total Assets                                                         $ 39,740    $ 32,856
                                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                 $  5,961    $  3,886
    Accrued expenses                                                    7,389       5,783
                                                                     --------    --------
                             Total current liabilities                 13,350       9,669
                                                                     --------    --------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock, $.40 par value:
       Authorized--12,500 shares at March 28, 1999 and June 30, 1998
       Issued--none                                                         -           -
    Common stock, $.40 par value:
       Authorized--35,000 shares at March 28, 1999 and June 30, 1998
       Issued--15,643 shares at March 28, 1999 and June 30, 1998        6,257       6,257
    Additional paid-in capital                                         80,314       80,314
    Accumulated deficit                                               (54,374)    (57,468)
    Unrealized loss on securities available for sale                     (450)       (325)
    Treasury stock, at cost, 2,157 shares at March 28, 1999 and
       2,250 shares at June 30, 1998                                   (5,177)     (5,400)
    Cumulative translation adjustment                                    (180)       (191)
                                                                     --------    --------
                             Total stockholders' equity                26,390      23,187
                                                                     --------    --------
Total Liabilities and Stockholders' Equity                           $ 39,740    $ 32,856
                                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS               TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)
                                                    For the three months ended,         For the nine months ended,
                                                      March 28,     March 29,             March 28,    March 29,
                                                        1999          1998                  1999         1998
                                                      -------       -------                -------      -------
                                                                 (in thousands, except per share data)
Revenues
    Product                                           $20,803       $16,146                $61,920      $50,689
    Service and other                                     336           561                  1,598          986
                                                      -------       -------                -------      -------
       Total revenues                                  21,139        16,707                 63,518       51,675

Cost of revenues
    Product                                            13,307        11,563                 40,493       35,765
    Service and other                                     267             -                    768            -
                                                      -------       -------                -------      -------
       Total cost of revenues                          13,574        11,563                 41,261       35,765

       Gross profit                                     7,565         5,144                 22,257       15,910

Research and development expenses                       2,029         1,859                  6,608        5,717
Selling, general and administrative expenses            4,377         3,472                 12,794       10,948
                                                      -------       -------                -------      -------
       Total operating expenses                         6,406         5,331                 19,402       16,665

       Income (loss) from operations                    1,159          (187)                 2,855         (755)

Interest income                                            86            85                    263          245
Other income (expense)                                     86           250                    289          288
                                                      -------       -------                -------      -------
       Income (loss) before provision for income
        taxes                                           1,331           148                  3,407         (222)

Provision for income taxes                                126            35                    322           82
                                                      -------       -------                -------      -------

       Net income (loss)                              $ 1,205       $   113                $ 3,085      $  (304)
                                                      =======       =======                =======      =======

Basic income (loss) per share                           $0.09       $  0.01                $  0.23      $ (0.02)
                                                      =======       =======                =======      =======

Diluted income (loss) per share                         $0.09       $  0.01                $  0.22      $ (0.02)
                                                      =======       =======                =======      =======

Average common shares outstanding                      13,452        13,536                 13,432       13,517
                                                      =======       =======                =======      =======

Average common shares assuming dilution                14,014        13,872                 13,745       13,517
                                                      =======       =======                =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                 TEXAS MICRO INC. AND SUBSIDIARIES
(unaudited)

                                                                For the nine months ended,
                                                                  March 28,    March 29,
                                                                    1999         1998
                                                                 ----------    ---------
                                                                     (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                  $3,085        ($304)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities--
        Depreciation                                                1,190        1,086
        Amortization                                                   62           80
        Provisions for inventories                                    956          340
        Provisions for bad debts                                      172           54
        Changes in assets and liabilities:
             Accounts receivable                                   (2,868)      (2,134)
             Inventories                                           (4,437)        (219)
             Other current assets                                      (3)        (282)
             Accounts payable                                       2,082       (1,068)
             Accrued expenses                                       1,612          306
                                                                  -------      -------
Net cash provided by (used in) operating activities                 1,851       (2,141)
                                                                  -------      -------
Cash Flows From Investing Activities:
        Purchase of equipment and improvements                     (3,682)      (1,027)
        Proceeds from sale of SES business unit                         -        1,240
        Increase (decrease) in other assets                          (264)           5
Net cash provided by (used in) investing activities               -------      -------
                                                                   (3,946)         218
                                                                  -------      -------

Cash Flows From Financing Activities:
        Proceeds from issuance of common stock                        232         157
        Purchase of treasury stock                                      -        (101)
                                                                  -------      -------
Net cash provided by financing activities                             232           56
                                                                  -------      -------

Effect of exchange rates on cash                                       62          (44)
                                                                  -------      -------


Net Decrease in Cash and Cash Equivalents                          (1,801)      (1,911)

Cash and Cash Equivalents, beginning of period                      7,568        8,386
                                                                  -------      -------

Cash and Cash Equivalents, end of period                          $ 5,767      $ 6,475
                                                                  =======      =======

Supplemental Disclosure of Cash Flow Information:

        Cash paid for income taxes                                   $104          $63

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

This information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the three and nine months ended March 28, 1999 are not necessarily indicative of results to be expected for the entire year.

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


NOTE 2 - INVENTORIES
------

Inventories including materials, labor and manufacturing overhead consisted of the following:

                                                     (in thousands)
                                                March 28,        June 30,
                                                   1999            1998
                                                --------         --------
Raw materials                                    $ 7,360          $ 5,682
Work-in-progress                                   2,836            1,899
Finished goods                                     1,564              710
                                                --------         --------
                                                 $11,760          $ 8,291
                                                --------         --------

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


NOTE 4  - COMPREHENSIVE INCOME
------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized losses on marketable securities held as available-for-sale investments. Comprehensive income (loss) was $1,132,000 and $2,981,000 for the three and nine-month periods ending March 28, 1999 compared to $59,000 and ($408,000) for the three and nine-month periods ending March 29, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a provider of differentiated Intel-based computer systems and single board computers ("SBCs") for the communications and industrial automation markets. The Company operates in one segment, computer systems.


RESULTS OF OPERATIONS


REVENUES
--------

The Company's revenues for the third quarter of fiscal 1999, which ended March 28, 1999, of $21,139,000 increased 27% from $16,707,000 for the third quarter of fiscal 1998. During the third quarter of 1999, units shipped increased 43% and the average unit selling price declined 10% as compared with the third quarter of 1998. Service and other revenue decreased from $561,000 in the third quarter of fiscal 1998 to $336,000 in the third quarter of fiscal 1999. The service and other revenue recognized in the third quarter of fiscal 1998 is comprised solely of license revenue, while the service and other revenue recognized in the third quarter of fiscal 1999 is solely service revenue. Sales to the top five customers represented 41% of total revenues for the third quarter of fiscal 1999 and 27% for the third quarter of fiscal 1998. The Company had one customer that represented 18% of total revenues for the quarter ended March 28, 1999.

The Company's revenues for the first nine months of fiscal 1999 of $63,518,000 increased 23% from $51,675,000 for the first nine months of fiscal 1998. During the first nine months of 1999, units shipped increased 35% and the average unit selling price declined 9% as compared with the first nine months of 1998. Sales to the top five customers represented 43% of total revenues for the first nine months of fiscal 1999 compared to 23% of total revenues for the same period a year ago.

Product revenues for both the three and nine months ended March 28, 1999 are higher than the comparable periods a year ago as a result of new design wins, the introduction of new products and a ramp up in products sold to existing strategic customer accounts.

Sales outside the United States for the third quarter of fiscal 1999 increased to $6,578,000 or 31% of total revenues, from $4,865,000, or 29% of total revenues for the third quarter of fiscal 1998. For the nine months ended March 28, 1999, sales outside the United States comprised $19,882,000, or 31% of total revenues, as compared to $15,562,000, or 30%, for the comparable period a year ago.

GROSS MARGIN
------------

Gross margin of 36% for the third quarter of fiscal 1999 reflected an increase of 5 percentage points from 31% in the third quarter of fiscal 1998. This increase is primarily attributable to economies of scale generated by the growth in production volume and efficiencies gained in manufacturing partially offset by a decrease in license revenue recorded.

Gross margin of 35% for the first nine months of fiscal 1999 reflected an increase of 4 percentage points from 31% for the first nine months of fiscal 1998. This increase is attributable to economies of scale generated by the growth in product revenues and efficiencies gained in manufacturing. Offsetting the increase in product margin, the Company recognized $830,000 in gross margin related to service and other sales revenues during the first nine months of fiscal 1999 compared to $986,000 for the same period in fiscal 1998.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses of $2,029,000 for the third quarter of fiscal 1999 increased 9% from $1,859,000 for the third quarter of fiscal 1998. As a percent of revenues, research and development expenses decreased to 10% for the third quarter of fiscal 1999 from 11% for the third quarter of fiscal 1998.

For the first nine months of fiscal 1999, research and development expenses increased to $6,608,000 or 16% from $5,717,000 for the first nine months of fiscal 1998. As a percent of revenues, research and development expenses decreased to 10% for the first nine months of 1999 from 11% for the first nine months of 1998.

The increase in research and development expense for the three and nine month periods ending March 28, 1999 over the same periods in the prior year is due to continued investment in new product development, primarily in the Calvin and CompactPCI products, enhancements to existing products and new customer design wins. In addition, the Company continues its research and development activities on highly available Intel-based servers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased 26% to $4,377,000, or 21% of revenues, for the third quarter of fiscal 1999 from $3,472,000, or 21% of revenues, for the third quarter of fiscal 1998. The increase in expenses are primarily due to an increase in enterprise wide computer system implementation related costs and higher employment costs.

Selling, general and administrative expenses increased 17% to $12,794,000, or 20% of revenues, for the first nine months of fiscal 1999 from $10,948,000, or 21% of revenues, for the first nine months of fiscal 1998. The increase in expenses compared to the same periods in the prior fiscal year is primarily due to an increase in enterprise wide computer system implementation related costs, bad debt write-offs and higher employment costs.

OPERATING INCOME (LOSS)
-----------------------

The Company reported income from operations of $1,159,000 for the third quarter of fiscal 1999, compared to a loss from operations of $187,000 for the third quarter of fiscal 1998. The increase in income from operations resulted from the increase in revenues and a higher gross margin percentage. For the first nine months of fiscal 1999 the Company reported operating income of $2,855,000, compared to a loss from operations of $755,000 for the prior year period. The improved results are primarily attributed to the increase in revenues and gross margin while minimizing the increase in operating expenses.

INTEREST AND OTHER INCOME
-------------------------

The Company generated interest income of $86,000 and $263,000 during the three and nine months ended March 28, 1999, as compared to $85,000 and $245,000 for the comparable periods a year ago. Other income was $86,000 and $289,000 during the three and nine months ended March 28, 1999, as compared to $250,000 and $288,000 for the comparable periods a year ago. In the third quarter of fiscal 1998, the Company recorded a gain related to the sale of SES assets and a gain related to the sale of General Automation, Inc. common stock.

INCOME TAXES
------------

The Company recorded provisions for income taxes, primarily for alternative minimum, foreign and state income taxes, of $126,000 and $322,000 for the three and nine months ended March 28, 1999 compared to $35,000 and $82,000 for the three and nine months ended March 29, 1998.


LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1999, the Company had cash and cash equivalents of $5,767,000 and working capital of $20,031,000. This compared to cash and cash equivalents of $7,568,000 and working capital of $19,523,000 at June 30, 1998.

Cash provided by operations was $1,851,000 for the nine months ended March 28, 1999. Cash provided by operating activities resulted primarily from net income and increases in accounts payable and accrued expenses associated with the Company's growth partially offset by increases in accounts receivable and inventories.

The Company's capital expenditures during the nine months ended March 28, 1999 increased by $2,655,000 as compared to the same period a year ago, primarily due to expenditures for a new enterprise wide computer system and manufacturing equipment. Capital expenditures for the remaining portion of fiscal 1999 are expected to continue at the trend experienced in the first nine months of fiscal 1999.

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

INTERNAL BUSINESS PROCESSES. During fiscal 1999, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an enterprise wide computer system, which the software vendor has indicated, is Year 2000 compliant. The total estimated hardware, software and installation cost for this new system is approximately $3 million of which approximately $2.2 million has been spent to date. The Company is currently in the implementation phase for this system with full implementation to be completed by September 1999. Based on this schedule, the Company expects to be in full compliance with its internal financial systems before the Year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company believes there is some risk that the system will not be implemented before Year 2000. Those plans include adapting or replacing some of the Company's currently existing systems to make them Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the assessment phase with regard to non-financial software and imbedded chip systems and is currently assessing the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with completion of the Year 2000 assessment scheduled for September 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its major non-financial systems and as such, the costs of achieving Year 2000 compliance could have a material impact on the operations of the Company. Since the Company is in the assessment phase, the Company does not currently have a formal contingency plan in place for its internal non-financial software and imbedded chip systems. A Year 2000 failure with respect to certain Company non-financial systems such as manufacturing equipment could have a material adverse affect on the Company's financial condition and results of operations.

PRODUCTS SOLD TO CUSTOMERS. The Company believes that it has substantially identified and resolved all potential Year 2000 problems with hardware products which it currently develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's hardware products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate with software or in systems which are not under the Company's control.

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


                                       TEXAS MICRO INC.

Date:  May 7, 1999                     By: /s/ J. Michael Stewart
                                           ----------------------
                                           J. Michael Stewart
                                           President and Chief Executive Officer



Date:  May 7, 1999                     By: /s/ Kermit R. Sumrall
                                           ---------------------
                                           Kermit R. Sumrall
                                           Secretary and Acting Chief Financial
                                           Officer



Date:  May 7, 1999                     By: /s/ Michael L. Baudler
                                           ----------------------
                                           Michael L. Baudler
                                           Controller